Form 10-Q
period 1995-03-31
MEDICAL IMAGING CENTERS OF AMERICA INC
filed 1995-05-11
CIK 746712

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1995, or

/ /      Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from         to
                                                             -------    -------

                         Commission File Number 0-12787

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          California                                          95-3643045
- - -------------------------------                          ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)

  9444 Farnham St., Suite 100
  San Diego, California                                           92123
- - ----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

                                 (619) 560-0110
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X  No
                                     ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               12,136,560 shares of Common Stock as of May 5, 1995

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                               March 31, 1995      December 31,
(in thousands except share information)                                         (Unaudited)            1994
- - ---------------------------------------                                        --------------      ------------
ASSETS:
Current assets:
  Cash and cash equivalents (includes restricted cash of $643 in
     1995 and $832 in 1994)                                                      $  8,161           $  8,524
  Trade and notes receivable, net of allowance for doubtful accounts
     of $5,486 in 1995 and $5,554 in 1994                                           9,154              9,524
  Prepaid expenses and other current assets                                         1,467              1,611
                                                                                 --------           --------

    Total current assets                                                           18,782             19,659

Equipment and leasehold improvements, net of accumulated
    depreciation and amortization of $32,979 in 1995 and
    $33,674 in 1994                                                                24,576             28,813
Equipment held for sale, net of accumulated depreciation
    of $2,461 in 1995 and $1,137 in 1994                                              600                400
Investment in and advances to unconsolidated entities, net of allowance
   for doubtful accounts of $1,788 in 1995 and 1994                                 1,752              2,069
Intangible assets, net of accumulated amortization of
    $1,755 in 1995 and $1,606 in 1994                                               1,129              1,269
Other assets                                                                        1,219              1,259
                                                                                 --------           --------

                                                                                 $ 48,058           $ 53,469
                                                                                 ========           ========

LIABILITIES AND NET CAPITAL DEFICIENCY:
Current liabilities:
  Current portion long-term debt and capital lease obligations                   $ 11,044           $ 11,541
  Current portion convertible subordinated debt                                     2,800              2,800
  Accounts payable                                                                  1,957              2,062
  Accrued payroll and related taxes                                                   791              1,493
  Other accrued liabilities                                                         2,575              3,230
                                                                                 --------           --------

    Total current liabilities                                                      19,167             21,126

Long-term debt and capital lease obligations                                       21,311             25,406
Minority interest in consolidated partnerships                                      1,317              1,598
Convertible subordinated debt                                                       8,200              8,200
Commitments
Net Capital Deficiency:
  Preferred stock, no par value, 5,000,000 shares authorized;
      Series B preferred shares, no par value, 300,000 shares
      authorized, no shares issued or outstanding                                    --                 --
  Common stock, no par value, 30,000,000 shares authorized;
    12,136,560 and 12,133,227 shares issued and outstanding at
    March 31, 1995 and December 31, 1994, respectively                             54,473             54,473

  Accumulated deficit                                                             (56,410)           (57,334)
                                                                                 --------           --------

      Total Net Capital Deficiency                                                 (1,937)            (2,861)
                                                                                 --------           --------

                                                                                 $ 48,058           $ 53,469
                                                                                 ========           ========

See accompanying notes.

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                 (Unaudited)
                                                         Three Months Ended March 31,
(in thousands except per share information)                1995               1994
- - -------------------------------------------              --------           --------
REVENUES:
Medical services                                         $ 12,139           $ 14,157
Equipment and medical suite sales                           2,036                235
                                                         --------           --------

    Total revenues                                         14,175             14,392

COSTS AND EXPENSES:
Costs of medical services                                   7,673              9,367
Costs of equipment and medical suite sales                  1,542                213
Marketing, general and administrative                         783              1,149
Depreciation and amortization of equipment
   and leasehold improvements                               2,633              3,048
Amortization of intangibles and deferred costs                158                 93
Equity in net income of unconsolidated entities              (183)              (127)
Interest expense                                              919              1,375
Interest income                                              (154)               (85)
                                                         --------           --------

    Total costs and expenses                               13,371             15,033
                                                         --------           --------

Income (loss) before minority interest                        804               (641)
Minority interest in net (income) loss of
  consolidated partnerships                                   120                (21)
                                                         --------           --------

Net income (loss)                                        $    924           $   (662)
                                                         ========           ========


NET INCOME (LOSS) PER SHARE                              $    .07           $   (.05)
                                                         ========           ========


SHARES USED IN PER SHARE AMOUNTS                           12,382             12,123
                                                         ========           ========




See accompanying notes.

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        (Unaudited)
                                                                                Three Months Ended March 31,
                                                                                ----------------------------
(in thousands)                                                                     1995              1994
- - --------------                                                                   -------           -------
OPERATING ACTIVITIES:
Net income (loss)                                                                $   924           ($  662)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation and amortization                                                   2,791             3,141
   Provision for bad debts                                                           268               402
   Equity in net income of unconsolidated entities                                  (183)             (127)
   Minority interest in net income (loss) of consolidated partnerships              (120)               21
   Net value of equipment dispositions                                             1,555               227
Change in assets and liabilities
   Decrease in trade receivables                                                      27                59
   Decrease in prepaid expenses and other current assets                             133               278
  (Decrease) increase in accounts payable and other accrued liabilities             (702)               30
   Decrease in accrued payroll and related taxes                                    (701)             (222)
                                                                                 -------           -------

    Net cash provided in operating activities                                      3,992             3,147

INVESTING ACTIVITIES:
Capital expenditures                                                                (169)             (461)
Cost of acquisitions, net of cash acquired                                           (50)             --
Investment in and advances to unconsolidated entities, net                           520               212
Other, net                                                                             3                (4)
                                                                                 -------           -------

    Net cash used in investing activities                                            304              (253)

FINANCING ACTIVITIES:
Principal payments on long-term debt and capital
  lease obligations                                                               (4,506)           (2,885)
Distribution to minority interests                                                  (151)             (317)
Other, net                                                                            (2)              (56)
                                                                                 -------           -------

    Net cash used in financing activities                                         (4,659)           (3,258)
                                                                                 -------           -------

Net decrease in cash and cash equivalents                                           (363)             (364)
Cash and cash equivalents at beginning of period                                   8,524             8,182
                                                                                 -------           -------

Cash and cash equivalents at end of period                                       $ 8,161           $ 7,818
                                                                                 =======           =======

SUPPLEMENTAL CASH FLOW DATA:

   Interest paid                                                                 $   754           $ 1,210
                                                                                 =======           =======

   Income taxes paid                                                             $     6           $    11
                                                                                 =======           =======

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Additions to capital lease and long-term debt obligations                     $   280           $ 1,754
                                                                                 =======           =======

   Retirement of debt and termination of capital lease obligations               $   389           $   ---
                                                                                 =======           =======


See accompanying notes.

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The financial statements included herein have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the financial statements reflect, in the opinion of management, all adjustments necessary to state fairly the financial position and results of operations as of and for the periods indicated.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1994, which are included in the Company's Form 10-K. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1995.

2. Primary net income (loss) per share is computed on the basis of weighted average number of common shares outstanding and includes common stock equivalents when their effect is dilutive. For the quarter ended March 31, 1994, common stock equivalents were excluded from the net loss computation as their effect was antidilutive.

3. No income tax provisions have been recorded for the three months ended March 31, 1995 and 1994 due to net operating loss carryforwards available for income tax purposes.

4. Certain 1994 amounts have been reclassified to conform with the March 31, 1995 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

BUSINESS Medical Imaging Centers of America, Inc. ("MICA" or the "Company") is a California corporation organized in July 1981 which provides outpatient services and medical equipment rentals to physicians, managed care providers and hospitals. These services include magnetic resonance imaging ("MRI"), computed tomography ("CT"), nuclear medicine and ultrasound. The Company's operations include diagnostic medical centers ("DMC's"), diagnostic equipment rentals, fee-for-service agreements (fixed and mobile), and management, marketing and related support services.

RESULTS OF OPERATIONS

REVENUES FROM MEDICAL SERVICES Revenues for the first quarter declined from $14.2 million in 1994 to $12.2 million in 1995, primarily due to the Company's sale of underperforming assets and termination of certain unprofitable leases and contracts used in its fee-for-service business. As noted above, a number of factors exist that could have an impact on the Company's future revenues, including declining prices and an oversupply in the diagnostic equipment market, declining trends in reimbursement and competition in the healthcare industry.

REVENUES FROM EQUIPMENT AND MEDICAL SUITE SALES Revenues from equipment and medical suite sales for the first quarter increased from $.2 million in 1994 to $2 million in 1995. The increase in sales is due to the quantity and type of equipment and medical suites sold and will vary accordingly. The Company intends to sell equipment and its remaining inventory of medical suites in the future, but such sales are subject to market conditions and there can be no assurances that such sales will or will not occur.

COSTS OF MEDICAL SERVICES Costs for the first quarter decreased from $9.4 million (66% of medical services revenues) in 1994 to $7.7 million (63% of medical services revenues) in 1995, primarily due to the Company's sales of underperforming assets and termination of certain unprofitable leases and contracts used in its fee-for-service business.

COSTS OF EQUIPMENT AND MEDICAL SUITE SALES Costs of equipment and medical suite sales for the first quarter increased from $.2 million in 1994 to $1.5 million in 1995. The difference in costs is directly related to the quantity and type of equipment and medical suites sold and will vary accordingly.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES Marketing, general and administrative expenses for the first quarter decreased from $1.1 million (8% of medical services revenues) in 1994 to $.8 million (6% of medical services revenues) in 1995. The decrease in costs resulted from reductions in the number of administrative employees and other spending reductions which took place throughout 1994.

DEPRECIATION AND AMORTIZATION Depreciation and amortization of equipment and leasehold improvements for the first quarter decreased from $3.1 million in 1994 to $2.8 million in 1995. This decrease is primarily due to the sale of underperforming assets and termination of certain unprofitable leases used in the fee-for-service business.

INTEREST EXPENSE Interest expense for the first quarter decreased from $1.4 million in 1994 to $.9 million in 1995. This decrease resulted from the sale of underperforming assets and termination of certain unprofitable leases used in the fee-for-service business.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1995, the Company's cash and cash equivalents totalled $8.2 million; however, the Company had a working capital deficit of $.4 million. The working capital deficit reflects the short-term classification of a $2.8 million mandatory redemption payment made in April towards the Company's convertible subordinated debt. During the first quarter of 1995, cash flows from operations of $4 million were offset by payments against long-term debt of $4.5 million.

The Company's ability to meet its current obligations is dependent on its ability to maintain revenues from existing contracts while reducing related costs. In addition, a number of factors exist that could have an impact on the Company's future revenues: (i) declining prices and an oversupply in the diagnostic equipment market; (ii) changes in healthcare legislation which has limited reimbursement and prohibited referrals from physician investors; (iii) healthcare initiatives which could reduce reimbursement to the Company; and (iv) competition in the healthcare industry.

OPERATING TRENDS

Declining reimbursement continues to adversely impact revenues earned by the Company, and MICA does not expect improvements in reimbursement trends in the future. The Company's strategy is to offset the declining trends in reimbursement by securing managed care contracts and developing strategic alliances with hospitals or other healthcare providers to increase the extent of its imaging services. By positioning itself to take advantage of managed care contracts, management believes that it can maintain its DMC revenues. The Company will continue to pursue opportunities in its fee-for-service business; however, the Company expects to sell equipment as contracts expire.

The Company will continue to evaluate its operating costs and reduce spending as appropriate; however, there can be no assurances that such actions will be sufficient to provide adequate cash to sustain the operations of the Company.

                           PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K:

            (a)  Exhibits:

                 None

            (b)  Reports:

                 None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MEDICAL IMAGING CENTERS OF AMERICA, INC.

Date : May 10, 1995                      /s/ Robert S. Muehlberg
                                         -------------------------------------
                                         Robert S. Muehlberg
                                         Chairman of the Board of Directors,
                                         President and Chief Executive Officer




Date : May 10, 1995                      /s/ Denise L. Sunseri
                                         -------------------------------------
                                         Denise L. Sunseri
                                         Vice President and
                                         Chief Financial Officer