Form 10-Q
period 1995-06-30
MEDICAL IMAGING CENTERS OF AMERICA INC
filed 1995-08-11
CIK 746712

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1995, or


[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from               to
                                        -------------    ---------------


                         Commission File Number 0-12787

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)



            California                                 95-3643045
- ---------------------------------------      ----------------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                  Identification Number)


 9444 Farnham St., Suite 100
 San Diego, California                                   92123
- ---------------------------------------      ----------------------------------
(Address of principal executive offices                (Zip Code)



                               (619) 560-0110
             ---------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X      No
                                 -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            12,290,893 shares of Common Stock as of August 7, 1995


                                    1 of 9

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
                          CONSOLIDATED BALANCE SHEETS



(in thousands except share information)                                    June 30, 1995     Dec 31, 1994
                                                                           -------------     ------------
ASSETS:
Current assets:
  Cash and cash equivalents (includes restricted cash of $654 in
     1995 and $832 in 1994)                                                   $  6,573          $  8,524
  Trade and notes receivable, net of allowance for doubtful accounts
     of $5,164 in 1995 and $5,554 in 1994                                        8,962             9,524
  Prepaid expenses and other current assets                                        963             1,611
  Net assets sold (July 1995)                                                       73               159
                                                                              --------          --------
    Total current assets                                                        16,571            19,818

Equipment and leasehold improvements, net of accumulated
    depreciation and amortization of $29,394 in 1995 and
    $28,962 in 1994                                                             21,293            27,167
Equipment held for sale, net of accumulated depreciation
    of $1,326 in 1995 and $1,137 in 1994                                           300               400
Investment in and advances to unconsolidated entities, net of allowance
   for doubtful accounts of $1,788 in 1995 and 1994                              1,800             2,069
Intangible assets, net of accumulated amortization of
    $1,889 in 1995 and $1,606 in 1994                                              985             1,269
Other assets                                                                     1,224             1,259
                                                                              --------          --------
                                                                              $ 42,173          $ 51,982
                                                                              ========          ========
LIABILITIES AND NET CAPITAL DEFICIENCY:
Current liabilities:
  Current portion long-term debt and capital lease obligations                $ 10,129          $ 10,818
  Current portion convertible subordinated debt                                  2,800             2,800
  Accounts payable                                                               2,223             2,062
  Accrued payroll and related taxes                                                973             1,493
  Other accrued liabilities                                                      2,272             3,230
                                                                              --------          --------
    Total current liabilities                                                   18,397            20,403

Long-term debt and capital lease obligations                                    18,469            24,642
Minority interest in consolidated partnerships                                   1,230             1,598
Convertible subordinated debt                                                    5,400             8,200
Commitments
Net Capital Deficiency:
  Preferred stock, no par value, 5,000,000 shares authorized;
      Series B preferred shares, no par value, 300,000 shares
      authorized, no shares issued or outstanding                                  ---               ---
  Common stock, no par value, 30,000,000 shares authorized;
    12,210,893 and 12,133,227 shares issued and outstanding at
    June 30, 1995 and December 31, 1994, respectively                           54,535            54,473

  Accumulated deficit                                                          (55,858)          (57,334)
                                                                              --------          --------
      Total Net Capital Deficiency                                              (1,323)           (2,861)
                                                                              --------          --------
                                                                              $ 42,173          $ 51,982
                                                                              ========          ========

See accompanying notes.


                                    2 of 9

                   MEDICAL IMAGING CENTERS OF AMERICA, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS




                                                              Three Months Ended June 30,     Six Months Ended June 30,
                                                              ---------------------------     -------------------------
(in thousands except per share information)                         1995       1994               1995        1994
                                                                   -------    -------            -------     -------
REVENUES:
Medical services                                                   $11,634    $14,324            $23,773     $28,481
Equipment and medical suite sales                                      236        551              2,272         786
                                                                   -------    -------            -------     -------
    Total revenues                                                  11,870     14,875             26,045      29,267

COSTS AND EXPENSES:
Costs of medical services                                            7,283      8,972             14,956      18,339
Costs of equipment and medical suite sales                             231        551              1,773         764
Marketing, general and administrative                                  710      1,254              1,493       2,403
Depreciation and amortization of equipment
   and leasehold improvements                                        2,498      3,098              5,131       6,146
Amortization of intangibles and deferred costs                         149         83                307         176
Equity in net income of unconsolidated entities                       (172)      (150)              (355)       (277)
Interest expense                                                       813      1,278              1,732       2,653
Interest income                                                       (106)       (94)              (260)       (179)
                                                                   -------    -------            -------     -------
    Total costs and expenses                                        11,406     14,992             24,777      30,025
                                                                   -------    -------            -------     -------
Income (loss) before minority interest                                 464       (117)             1,268        (758)
Minority interest in net (income) loss of
  consolidated partnerships                                             87       (113)               207        (134)
                                                                   -------    -------            -------     -------
Net income (loss)                                                  $   551    $  (230)           $ 1,475     $  (892)
                                                                   =======    =======            =======     =======

Net income (loss) per common share                                 $   .04    $  (.02)           $   .11     $  (.07)
                                                                   =======    =======            =======     =======

Shares used in per share amounts                                    12,731     12,130             12,705      12,126
                                                                   =======    =======            =======     =======




See accompanying notes.


                                    3 of 9

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Six Months Ended June 30,
                                                                           -------------------------
(in thousands)                                                                  1995       1994
                                                                              --------    -------
OPERATING ACTIVITIES:
Net income (loss)                                                             $  1,475    $  (892)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation and amortization                                                 5,438      6,322
   Provision for bad debts                                                         488        633
   Equity in net income of unconsolidated entities                                (355)      (277)
   Minority interest in net income (loss) of consolidated partner                 (207)       134
   Net value of equipment dispositions                                           1,881        975
Change in assets and liabilities:
   (Increase) decrease in trade receivables                                         (1)     1,197
   Decrease in prepaid expenses and other current assets                           694         99
   Decrease in accounts payable and other accrued liabilities                     (738)      (578)
   Decrease in accrued payroll and related taxes                                  (520)      (612)
                                                                              --------    -------

    Net cash provided in operating activities                                    8,155      7,001

INVESTING ACTIVITIES:
Capital expenditures                                                              (449)    (1,504)
Cost of acquisitions                                                               (60)       ---
Investment in and advances to unconsolidated entities, net                         649        312
Other, net                                                                         (59)       274
                                                                              --------    -------
    Net cash used in investing activities                                           81       (918)

FINANCING ACTIVITIES:
Principal payments on long-term debt and capital
  lease obligations                                                            (10,097)    (5,841)
Distribution to minority interests                                                (151)      (345)
Other, net                                                                          61        (24)
                                                                              --------    -------
    Net cash used in financing activities                                      (10,187)    (6,210)
                                                                              --------    -------
Net decrease in cash and cash equivalents                                       (1,951)      (127)
Cash and cash equivalents at beginning of period                                 8,524      8,182
                                                                              --------    -------
Cash and cash equivalents at end of period                                    $  6,573    $ 8,055
                                                                              ========    =======
SUPPLEMENTAL CASH FLOW DATA:

   Interest paid                                                              $  1,760    $ 2,653
                                                                              ========    =======
   Income taxes paid                                                          $     98    $    36
                                                                              ========    =======
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Additions to capital lease and long-term debt obligations                  $    671    $ 3,238
                                                                              ========    =======
   Retirement of debt and termination of capital lease obligations            $    639    $   919
                                                                              ========    =======


See accompanying notes.


                                    4 of 9

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The financial statements included herein have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, the financial statements reflect, in the opinion of management, all normal and recurring adjustments necessary to state fairly the financial position and results of operations as of and for the periods indicated.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1994, which are included in the Company's Form 10-K. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1995.

2. Primary net income (loss) per share is computed on the basis of weighted average number of common shares outstanding and includes common stock equivalents when their effect is dilutive. For the three and six months ended June 30, 1994, common stock equivalents were excluded from the net loss computation as their effect was antidilutive.

3. No income tax provisions have been recorded for the six months ended June 30, 1995 and 1994 due to net operating loss carryforwards available for income tax purposes.

4. Certain 1994 amounts have been reclassified to conform with the June 30, 1995 presentation.

5. On July 31, 1995, the Company sold the assets (exclusive of accounts receivable) of its Ultrasound and Nuclear Medicine Division based in Chicago, Illinois (the "Division") to Diagnostic Health Services, Inc. for cash of $3.7 million and the assumption of certain liabilities totaling $5 million. The sale of assets consists primarily of equipment. The following table summarizes the net assets sold as of June 30, 1995:

Equipment, net                        $ 1,179
Liabilities assumed                    (1,106)
                                      -------
Net assets sold                       $    73
                                      =======

The net assets sold have been classified as a current asset in the accompanying consolidated balance sheet as of June 30, 1995 because of the pending sale which was completed on July 31, 1995.

Management estimates that the sale of assets will result in a net gain of approximately $3.5 million to the Company after an accrual for alternative minimum taxes due as a result of the sale.

The following table summarizes the results of operations of the Division for the three and six months ended June 30, 1995:

                                                Three Months Ended June 30,          Six Months Ended June 30,
                                                ---------------------------          -------------------------
                                                   1995             1994              1995               1994
                                                   ----             ----              ----               ----


 Medical services revenues                         $1,330          $1,429            $2,718            $2,863
 Costs of medical services                            864             952             1,813             1,896
 Depreciation and amortization of
   equipment and leashold Improvements                219             267               455               546
 Interest expense                                      31              52                67               106
                                                   ------          ------            ------            ------
 Operating results                                 $  216          $  158            $  383            $  315
                                                   ======          ======            ======            ======


                                    5 of 9

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

RESULTS OF OPERATIONS

REVENUES FROM MEDICAL SERVICES Revenues for the second quarter declined from $14.3 million in 1994 to $11.6 million in 1995. Revenues for the six months ended June 30 decreased from $28.5 million in 1994 to $23.8 million in 1995. The decline was primarily due to the Company's sale of underperforming assets and termination of certain unprofitable leases and contracts used in its fee-for-service business. As noted above, a number of factors exist that could have an impact on the Company's future revenues, including declining prices and an oversupply in the diagnostic equipment market, declining trends in reimbursement and competition in the healthcare industry.

REVENUES FROM EQUIPMENT AND MEDICAL SUITE SALES Revenues from equipment and medical suite sales for the second quarter decreased from $.6 million in 1994 to $.2 million in 1995. Revenues for the six months ended June 30 increased from $.8 million in 1994 to $2.3 million in 1995. The increase in sales is due to the quantity and type of equipment and medical suites sold and will vary accordingly. The Company intends to sell equipment and its remaining inventory of medical suites in the future, but such sales are subject to market conditions and there can be no assurances that such sales will or will not occur.

COSTS OF MEDICAL SERVICES Costs for the second quarter decreased from $9 million in 1994 to $7.3 million in 1995. For the six months ended June 30, costs of medical services decreased from $18.3 million in 1994 to $15 million in 1995. The decrease was primarily due to the Company's sales of underperforming assets and termination of certain unprofitable leases and contracts used in its fee-for-service business.

COSTS OF EQUIPMENT AND MEDICAL SUITE SALES Costs of equipment and medical suite sales for the second quarter decreased from $.6 million in 1994 to $.2 million in 1995. For the six months ended June 30, costs of equipment and medical suite sales increased from $.8 million in 1994 to $1.8 million in 1995. The difference in costs is directly related to the quantity and type of equipment and medical suites sold and will vary accordingly.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES Marketing, general and administrative expenses for the second quarter decreased from $1.3 million in 1994 to $.7 million in 1995. Expenses for the six months ended June 30 decreased from $2.4 million in 1994 to $1.5 million in 1995. The decrease in costs resulted from spending reductions which took place throughout 1994 and continued administrative cost reductions during 1995.

DEPRECIATION AND AMORTIZATION Depreciation and amortization of equipment and leasehold improvements for the second quarter decreased from $3.2 million in 1994 to $2.6 million in 1995. For the six months ended June 30, depreciation and amortization decreased from $6.3 million in 1994 to $5.4 million in 1995. This decrease is primarily due to the sale of underperforming assets and termination of certain unprofitable leases used in the fee-for-service business.

INTEREST EXPENSE Interest expense for the second quarter decreased from $1.3 million in 1994 to $.8 million in 1995. Interest expense for the six months ended June 30 decreased from $2.7 million in 1994 to $1.7 million in 1995. This decrease resulted from the sale of underperforming assets and termination of certain unprofitable leases used in the fee-for-service business.


                                    6 of 9

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1995, the Company's cash and cash equivalents totalled $6.6 million as compared to $8.5 million at December 31, 1994. The decrease of $1.9 million primarily reflects the $2.8 million mandatory redemption payment made in April of 1995 toward the Company's convertible subordinated debentures offset by cash generated from operating activities.

The working capital deficit at June 30, 1995 totals $1.8 million which reflects the $2.8 million payment made in April (as discussed above) as well as the second $2.8 million mandatory redemption payment which is due within twelve months (April of 1996).

During the first six months of 1995, cash flows from operating activities of $8.2 million were offset by payments against long-term debt of $10.1 million (which includes the $2.8 million paid in April 1995 toward the convertible subordinated debentures).

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

OPERATING TRENDS

Declining reimbursement continues to adversely impact revenues earned by the Company, and MICA does not expect improvements in reimbursement trends in the future. The Company's strategy is to offset the declining trends in reimbursement by securing managed care contracts and developing strategic alliances with hospitals or other healthcare providers to increase the extent of its imaging services. By positioning itself to take advantage of managed care contracts, management believes that it can maintain its DMC revenues. The Company will continue to pursue opportunities in its fee-for-service business; however, in view of the historical unprofitability and uncertainty regarding fee-for- service arrangements, the Company expects to sell equipment used in its fee-for-service business as the related hospital contracts expire.

The Company will continue to evaluate its operating costs and reduce spending as appropriate; however, there can be no assurances that such actions will be sufficient to provide adequate cash to sustain the operations of the Company.


                                    7 of 9

                          PART II.   OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K:

            (a)  Exhibits:

                 None.

            (b)  Reports:

                 A Form 8-K will be filed by August 15, 1995 regarding the sale of the assets of the Company's Ultrasound and Nuclear Medicine Divisions based in Chicago, Illinois.


                                    8 of 9

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MEDICAL IMAGING CENTERS OF AMERICA, INC.






Date: August 10, 1995                    /s/ Robert S. Muehlberg
                                         --------------------------------------
                                         Robert S. Muehlberg
                                         Chairman of the Board of Directors,
                                         President and Chief Executive Officer




Date: August 10, 1995                    /s/ Denise L. Sunseri
                                         --------------------------------------
                                         Denise L. Sunseri
                                         Vice President and
                                         Chief Financial Officer


                                      9 of 9