Form 10-K/A
period 1994-12-31
MEDICAL IMAGING CENTERS OF AMERICA INC
filed 1995-09-01
CIK 746712

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K\A

(Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
         For the fiscal year ended December 31, 1994, or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) - For the transition period from ______to______

                         Commission File Number 0-12787

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

       California                                             95-3643045
------------------------                             ---------------------------
(State of Incorporation)                             (I.R.S. Employer ID number)

9444 Farnham Street, Suite 100, San Diego, California           92123
-----------------------------------------------------         ---------
(Address of principal executive offices)                     (Zip Code)

                                 (619) 560-0110
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value

         Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

         Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The approximate aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 21, 1995 (based on the closing price as reported on the OTC Bulletin Board on that date): $10,995,723

         As of March 21, 1995 the Registrant had outstanding 12,136,560 shares of Common Stock, no par value.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1994
                            FORM 10-K\A ANNUAL REPORT
                                      INDEX

PART I                                                                                             Page
------                                                                                             ----

           Item 1.    Business                                                                        3

           Item 2.    Properties                                                                      9

           Item 3.    Legal Proceedings                                                               9

           Item 4.    Submission of Matters to a Vote of Shareholders                                 9


PART II
-------
           Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters          10

           Item 6.    Selected Financial Data                                                        11

           Item 7.    Management's Discussion and Analysis of Financial Condition                    11
                      and Results of Operations

           Item 8.    Financial Statements and Supplementary Data                                    15

           Item 9.    Changes in and Disagreements with Accountants on Accounting                    15
                      and Financial Disclosure

PART III
--------
           Item 10.   Directors and Executive Officers of the Registrant                             16

           Item 11.   Executive Compensation                                                         18

           Item 12.   Security Ownership of Certain Beneficial Owners and Management                 21

           Item 13.   Certain Relationships and Related Transactions                                 23

PART IV
-------
           Item 14.   Exhibits, Financial Statements and Reports on Form 8-K                         23

                                     PART I

                   Item 1.  Business

         Medical Imaging Centers of America, Inc. ("MICA" or the "Company") is a California corporation organized in July 1981 which provides outpatient services and medical equipment rentals to physicians, managed care providers and hospitals. These services include magnetic resonance imaging ("MRI"), computed tomography ("CT"), nuclear medicine and ultrasound. The Company's operations include diagnostic medical centers ("DMC's"), diagnostic equipment rentals, fee-for-service agreements (fixed and mobile), and management, marketing and related support services.
         MICA's strategy is to expand the range and extent of its advanced imaging services which it provides to its customers and to capitalize on emerging trends in the industry.

MEDICAL IMAGING INDUSTRY
         Medical diagnostic imaging systems facilitate the diagnosis of disease and disorders at an early stage, often minimizing the amount and cost of care needed to stabilize or cure the patient and frequently obviating the need for invasive diagnostic procedures, such as exploratory surgery. Diagnostic imaging systems are based on the ability of energy waves to penetrate human tissue and generate images of the body which can be displayed either on film or on a video monitor. Imaging systems have evolved from conventional X-ray to the advanced technologies of MRI, CT, nuclear medicine and ultrasound. The use of these technologies has grown significantly in the United States during the last several years due to increasing acceptance by physicians of the value of advanced imaging technologies in the early diagnosis of disease, the expanding applications of MRI and ultrasound (partially because they do not involve X-ray radiation) and the growing patient base attributable to an aging population.
         Due to budget restrictions, hospitals are increasingly utilizing third parties, such as MICA, to provide these technologies and related services. To remain viable in a highly competitive industry, hospitals seek to offer advanced diagnostic imaging equipment and services to retain and expand their referring physician base.

RANGE OF SERVICES
         The needs of a particular hospital or physician group ("Customer") determine the extent of the following services, which MICA can deliver either on a fee-for-service basis or through a full service DMC.

         EQUIPMENT AND RELATED SERVICES. Drawing upon its operating experience and relationships with leading equipment manufacturers, MICA consults with its Customer to identify the equipment best suited to meet the Customer's needs on a cost-effective basis. The appropriate equipment is acquired through purchase or lease by MICA. In addition, MICA assists the Customer in complying with licensing and other regulatory requirements related to the siting of the equipment. In conjunction with the installation of the equipment, MICA typically enters into maintenance agreements with equipment manufacturers or other third parties to service the newly installed equipment.

         TECHNICAL AND SUPPORT STAFFING. MICA provides training and educational programs for its own technologists as well as the Customer's technologists. At a DMC, support personnel are also provided by MICA.

         MARKETING. MICA provides its Customers with marketing services, including the design of a marketing program to educate the referral base as to the advanced imaging services available at the facility. MICA provides expanded marketing services to patient referral sources, including HMO's and other health plans.

         MANAGEMENT. At a DMC, MICA assumes full managerial responsibility and control over facility operations.

DELIVERY OF SERVICES
         MICA's medical services revenues are earned by the Company for the provision of diagnostic imaging services. Such services are provided to hospitals, primarily under fee-for-service arrangements, and to patients, primarily under DMC arrangements. In 1994, the Company earned 49% of its medical services revenues from fee-for-service arrangements (15% serviced by mobile units and 34% serviced by fixed sites) and 51% from its DMCs.

         FEE-FOR-SERVICE. Under a typical fee-for-service arrangement, MICA furnishes the Customer with appropriate equipment and bills the Customer for the number of patient procedures performed each month. Under certain fee-for-service arrangements, the Customer agrees to a monthly guaranteed minimum payment. The Company contracts to provide services for a term of one month to three years (with the average being one year). Based upon the Customer's service requirements, MICA installs equipment or schedules service by one of its mobile units. A mobile unit is totally self-contained and usually provides services to a number of Customers. During 1994, the Company provided diagnostic imaging services to approximately 130 Customers in 20 states under fee-for-service contracts. Of the 130 customers serviced in 1994, 73 customers received service on site and the remaining customers received service by one of the Company's mobile units.

         DIAGNOSTIC MEDICAL CENTERS. DMC's provide advanced diagnostic imaging services in an outpatient environment. In addition to the equipment, MICA also provides the management of all technical and support staff; marketing services; patient scheduling, billing and collection services; and management information systems. Staffing for a DMC typically requires six to twenty non-physician personnel, including technologists, supervisors, billing and collection personnel, scheduling coordinators, and an administrative/marketing manager.

         The typical arrangement for a DMC is a limited partnership (with MICA as the managing general partner) which provides for a sharing of earnings between MICA and its partner. In addition, MICA receives management fees of 8-10% of collected revenues. The Company carefully selects its DMC partners and generally requires longer term exclusive contracts than it obtains in its fee-for-service arrangements. MICA funds net operating losses of the DMC's.

         Set forth below is a table of MICA's DMC's with a listing of respective opening dates and services provided at each location. In 1992, the Company also established a freestanding radiation therapy center as a joint venture with a Florida HCA hospital.

                                                           Services by Technology
                                          ------------------------------------------------------------
                              Opening                                                Nuclear
  DMC Location                 Date             MRI         CT       Ultrasound     Medicine     Other(1)
  ----------------------------------------------------------------------------------------------------

  Long Beach, CA                12/84            x           x            x             x            x
  Bakersfield, CA                5/85            x           x            x            --            x
  Kansas City, MO                5/85            x          --           --            --           --
  Portland, OR                  12/85            x           x            x            --            x
  Huntington Beach, CA          12/85            x           x            x             x            x
  Orlando, FL                    6/87            x           x            x             x            x
  Newport Beach, CA              9/87            x           x            x             x            x
  Phoenix, AZ (2)                8/91            x           x           --            --           --
  Westlake Village, CA          10/91            x          --           --            --           --
  Gainesville, FL                3/90            x           x           --            --           --
  Renton, WA                     3/90            x          --           --            --           --
  Bradenton, FL                  5/90            x           x           --            --           --
  St. Louis, MO                 10/90            x          --           --            --           --
  Ft. Myers, FL                  3/92            x          --           --            --           --
  Milford, DE                    3/92            x          --           --            --           --
  Laguna Niguel, CA              6/92            x          --           --            --           --
  Chalmette, LA                  6/92            x          --           --            --           --
  Santa Maria, CA                8/92            x          --           --            --           --
  Downey, CA                     7/94            x          --           --            --           --
  ----------------------------------------------------------------------------------------------------

(1) Other services consist principally of mammography and X-ray.
(2) MICA provides only management services to this DMC.

TECHNOLOGY SOURCES
         MICA obtains its advanced diagnostic equipment from various manufacturers including The General Electric Company and Hitachi Medical Systems, Inc. Costs to acquire various new equipment are as follows:

          Equipment                                                         Price Range
          -----------------------------------------------------------------------------------
          MRI                                                         $ 700,000 to $1,800,000
          CT                                                          $ 150,000 to $  650,000
          Nuclear Medicine                                            $ 125,000 to $  350,000
          Ultrasound                                                  $  80,000 to $  250,000

         Installation and maintenance costs on the equipment can be substantial, particularly with respect to MRI units. Installation costs can range from $75,000 to $200,000 for an MRI unit depending on the particular installation. Maintenance costs for an MRI unit can be as high as $150,000 per year. MICA typically enters into agreements with equipment manufacturers or other third party service organizations for equipment maintenance.
         Equipment is financed by MICA (with terms ranging from five to seven years) with lenders and lessors, with the equipment pledged as security for the debt.

OBSOLESCENCE
         MICA attempts to select equipment that will remain commercially viable for the duration of its financing term. Technology, however, as it relates to MRI and CT has advanced rapidly over the past several years and all of the Company's equipment is subject to the risk of obsolescence and price deterioration. The Company routinely reviews its equipment portfolio to determine that its carrying value is the lower of cost or net realizable value.

RISK
         FEE-FOR-SERVICE. Under fee-for-service contracts that do not require minimum payments, MICA assumes the risk that revenues generated through utilization of its equipment will be sufficient to discharge MICA's financial obligations to lenders and lessors. The Company attempts to finance its acquisition of equipment and match the amortization period of such financial obligation to the term of the Customer's contract. However, the amortization period for specific equipment may extend beyond the term of the related contract, requiring MICA to fund any resulting negative cash flow in the event that it cannot redeploy the equipment.

         DMC'S. MICA typically bills the patient for both the charges of the radiologist and the charges for the technical services of the DMC. By undertaking the responsibility for patient billing and collection activities, MICA assumes the credit risk presented by the patient base, as well as the risk of payment delays attendant to reimbursement through governmental programs or third party payors. The Company estimates that 58% of the DMC's payors are private insurance carriers or self-paying patients.

GOVERNMENT REGULATION
         The Omnibus Budget Reconciliation Act of 1993 ("OBRA '93"), sometimes referred to as "Stark II", includes federal legislation on physician ownership and self-referrals regarding Medicare/Medicaid patients. The new legislation, which became effective January 1, 1995, prohibits physician referrals to non-hospital health facilities in which the referring physician has a "financial interest".
         On January 1, 1995, PORA, "Physician Ownership and Referral Act of 1993", became effective in the state of California. PORA prohibits a physician from referring patients for covered goods and services which includes diagnostic imaging if the physician (or his or her immediate family) has a "financial interest" in an entity that receives the referral in the state of California. MICA has a limited number of limited partnership units owned by physician partners who currently refer patients to its DMC's and is in the process of acquiring such units. It is not anticipated that such acquisitions will require significant capital. MICA is unable to predict at this time what impact this legislation will have upon the demand for its equipment and services.
         The Florida legislature enacted the Patient Self-Referral Act of 1992. Part of this Act imposes a fee schedule on all providers of diagnostic imaging services and radiation therapy services limiting fees to no more that 115% of the Medicare limiting charge for non-participating physicians for such services, including technical and professional components. The statute specifically excludes hospitals and physician group practices from the fee schedule. The Company's four (4) Imaging Centers in Florida, as currently operated, would be subject to the fee schedule and would be severely impacted if the fee schedule ever becomes effective. In July 1992, the United States District Court for the Northern District of Florida granted a permanent injunction, finding the statute violative of the equal protection clause of the United States Constitution and the Florida Constitution. The state filed a notice of appeal from this judgment. On February 15, 1994, the United States Court of Appeals for the Eleventh Circuit reversed the decision of the lower court. The Company has filed a petition for rehearing with the Eleventh Circuit. The Company joined with other plaintiffs and plaintiff-intervenors in an effort to defeat the fee cap provision. In the interim, the Company has obtained a temporary injunction from a Florida state court to prevent the fee schedule from applying to its operations.
         MICA is also affected by a number of states which have implemented Certificate-of-Need ("CON") programs and by existing governmental regulations regarding expenditures for medical technology by hospitals. CON programs vary considerably from state to state. CON agencies primarily control the distribution and physical allocation of technological equipment among healthcare institutions, frequently determining which institutions may acquire new technologies. Such determinations are based on broad concepts of "need", using various criteria and weighing the relative need demonstrated by competing CON applicants to ensure the equitable allocation of new technology among hospitals. To date, the CON laws and regulations and state rate commissions have not had a material effect on MICA's business, although there is no assurance that the laws and regulations will not change or that rate commissions will not take actions that may adversely affect MICA's business.
         MICA's operations are subject to a variety of governmental and regulatory requirements. For example, the storage, use and disposal of radioactive materials in nuclear medicine is subject to regulation by Federal and State governmental authorities, including the United States Food and Drug Administration, the Department of Health and Human Services, the Health Care Finance Administration ("HCFA"), and the Nuclear Regulatory Commission ("NRC"). Presently, the Company, through a subsidiary, holds licenses that relate to its nuclear medicine activities in Illinois, Indiana and Ohio. Additionally, MICA personnel must be licensed to operate certain equipment, and the physicians practicing at its DMC's must have a Medicare/Medicaid provider number to receive government reimbursement. MICA believes it is in compliance with applicable laws and regulations.

MEDICAL REIMBURSEMENT PROGRAMS
         A substantial portion of the Company's revenue is attributable to payments made by government-sponsored healthcare programs and other third party payors. From time to time the Federal government has proposed limiting reimbursement for imaging services. Any change in reimbursement regulations, or the enactment of legislation, which would have the effect of placing material limitations on the amount of reimbursement for imaging services, could adversely affect the operations of MICA.
         In November 1991, HCFA issued regulations which implemented a resource-based relative value scale ("RBRVS") payment system effective for services furnished by physicians or incident to physician services on or after January 1, 1992. The RBRVS fee schedule which has been phased in over a four-year period will be fully effective beginning January 1995. For radiology, the change in fee schedules has resulted in substantially lower reimbursement for services provided to Medicare-eligible patients. Because MICA's fees for services to Medicare-eligible patients are subject to the fee schedule for radiology procedures, this change has resulted in lower reimbursement for services provided by MICA to Medicare-eligible patients. Further changes to the RBRVS program will most likely be affected by future healthcare legislation. MICA is unable to predict at this time what impact these regulations will have upon demand for its equipment and services.
         The Medicare/Medicaid Anti-Fraud and Abuse Statute (the "Anti-Kickback Statute") prohibits certain actions or practices deemed by Congress to be fraudulent or abusive in nature. These regulations, known as the "Safe Harbor Regulations", provide that compliance with an applicable Safe Harbor would immunize that arrangement from criminal prosecution or exclusion from the Medicare and Medicaid programs. To the extent that a particular MICA arrangement complies with an applicable Safe Harbor, MICA is guaranteed immunity from criminal prosecution or exclusion from the Medicare and Medicaid programs based upon its participation in the arrangement. Although some of MICA's arrangements may not comply with all criteria contained in an applicable Safe Harbor, and therefore such arrangements would not be entitled to Safe Harbor immunity, MICA believes that its business structure and practices should not violate the Anti-Kickback Statute.
         Healthcare reimbursement programs are not uniformly prompt in making required payments. Extensive payment delays are not uncommon, and MICA's future cash flows could be adversely impacted while awaiting payment. MICA has limited ability to cause more timely reimbursement practices by governmental agencies and programs. Additionally, there can be no assurance that subsequent laws, subsequent changes in present laws or interpretations of laws will not adversely affect the Company's operations.

HEALTHCARE REFORM
         The United States Congress is considering national healthcare reform. The passage of such legislation could significantly affect how MICA's equipment is used and services are delivered and how reimbursement for such equipment and services will be obtained. MICA is unable to predict at this time what impact such legislation will have upon the demand for its equipment and services.

COMPETITION
         The healthcare industry in general, and the market for diagnostic imaging services in particular, are highly competitive. MICA's DMC's and its fee-for-service operations compete for patients with hospitals, managed care groups and other DMC's. The Company also competes with equipment manufacturers, leasing companies, physician groups and other providers of medical imaging services. Many of these competitors have substantially greater resources than MICA. MICA competes on the basis of its reputation for the quality of its services.

INSURANCE
         MICA carries workers' compensation insurance, comprehensive and general liability coverage, fire and allied perils coverage. MICA maintains professional liability and general liability insurance for all owned facilities in the single limit amount of $10 million. There can be no assurance that potential claims will not exceed this amount. MICA also requires that physicians practicing at the DMC's carry medical malpractice insurance to cover their individual practices. The physicians are personally responsible for the costs of the insurance.

EMPLOYEES
         At December 31, 1994, MICA had 312 full-time employees including 282 employees at DMC and fee-for-service locations and 30 employees at the corporate office. Under Section 401(k) of the Internal Revenue Code the Company instituted a tax deferred retirement plan, whereby the Company will match 50% of an employee's deferred salary up to a maximum of 4% of gross pay, for a maximum matching contribution of 2%. MICA has stock option plans for officers, directors, key employees and consultants of the Company. Grants of options under such plans are subject to approval of the Compensation/Stock Option Committee of the Board of Directors.

                   Item 2.       Properties

         The Company's executive offices are located at 9444 Farnham Street, Suite 100, San Diego, California 92123. The Company occupies approximately 11,900 square footage pursuant to a two year lease extension which expires March 31, 1996.

                   Item 3.       Legal Proceedings

         MICA is a party to litigation arising in the normal course of its business. MICA does not believe that the results of such litigation, even if determined adversely to MICA, would have a material impact on its results of operations, liquidity or its financial position.

                   Item 4.       Submission of Matters to a Vote of Shareholders

         None.

                                     PART II

                   Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

         MICA has not paid and does not presently intend to pay cash dividends on its Common Stock. Future dividends on the Common Stock will depend on business and financial conditions, earnings and other factors and are subject to declaration by MICA's Board of Directors at its discretion. Payment of dividends is also restricted by the terms of the Company's 1989 convertible subordinated debentures (see Note 8 to the consolidated financial statements).
         At March 21, 1995, MICA had approximately 3,000 beneficial owners of the Common Stock. Effective June 23, 1994, MICA's Common Stock was delisted for non-compliance with the capital requirements of the National Association of Securities Dealers, Inc. and is no longer included for quotation on the NASDAQ Stock Market's National Market (the "NASDAQ National Market"). The Common Stock is traded on the OTC Bulletin Board under the symbol "MIKA".

         The following table sets forth, for the periods indicated, the high and low bid prices of the Common Stock, as reported by the NASDAQ National Market and the OTC Bulletin Board, respectively, for the last two years. These quotations represent prices between dealers and do not include retail markups, markdowns, commissions or other adjustments, and may not represent actual transactions.

                                                     1994                           1993
                                                 Common Stock                   Common Stock
                                              -------------------            -------------------
Quarter                                        High          Low              High          Low
------------------------------------------------------------------------------------------------

   1st                                        $ 7/8       $ 7/16             $2 3/4       $  1/2
   2nd                                          3/4          3/8              1 3/8        15/32
   3rd                                            1          3/8              1 1/8          1/2
   4th                                            1        11/16              1 5/8        11/16

                   Item 6.       Selected Financial Data

                                                                              Year ended December 31,
                                                          -------------------------------------------------------------
(In thousands, except per share information)                 1994         1993         1992         1991        1990(1)
-----------------------------------------------------------------------------------------------------------------------
SELECTED OPERATING DATA:
Total revenues                                            $57,306       $ 68,797    $  84,558    $  88,079    $  78,264
Medical services revenues                                 $55,440       $ 65,786    $  74,258    $  73,926    $  62,572
Income (loss) before extraordinary gain                   $(1,810)      $(29,613)   $ (20,342)   $ (10,449)   $   6,181
Extraordinary gain                                        $ 1,316       $     --    $      --    $      --    $     --
Net income (loss)                                         $  (494)      $(29,613)   $ (20,342)   $ (10,449)   $   6,181
Net income (loss) per share
  Primary
    Income (loss) before extraordinary gain               $  (.15)      $  (2.51)   $   (1.72)   $    (.90)   $     .63
    Extraordinary gain                                    $   .11       $     --    $      --    $      --    $      --
    Net income (loss)                                     $  (.04)      $  (2.51)   $   (1.72)   $    (.90)   $     .63
  Weighted average primary shares
    outstanding                                            12,129         11,805       11,801       11,578        9,739

----------
(1)  Fully diluted earnings per share were $.61.


SELECTED BALANCE SHEET DATA:

Cash                                                      $ 8,524       $  8,182    $   4,862    $   7,328    $   6,426
Working capital (deficit)                                 $(1,467)      $  3,421    $    (673)   $   9,046    $  21,696
Total assets                                              $53,469       $ 65,697    $ 108,928    $ 125,567    $ 108,293
Convertible debentures                                    $11,000       $ 11,000    $  11,000    $  11,000    $  12,500
Long-term debt and capital lease obligations              $25,406       $ 35,509    $  45,120    $  43,706    $  22,535
Shareholders' equity (net capital deficiency)             $(2,861)      $ (2,370)   $  27,243    $  46,715    $  55,207

                   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES
         Although the Company has reported net operating losses since 1991, such losses have declined significantly during the last fiscal year. At year end, the Company's cash and cash equivalents exceeded $8.5 million; however, the Company had a working capital deficit of $1.5 million. The working capital deficit is due to a $2.8 million mandatory redemption of convertible debentures due in April of 1995 (see Note 8 to MICA's consolidated financial statements). During 1994, the Company funded its losses with cash generated from operations. Cash flows from operations of $14.9 million and proceeds from long-term borrowings of $1.1 million were offset by payments against long-term debt of $11.9 million and capital expenditures of $3 million.
         The Company's ability to meet its current obligations is dependent on its ability to maintain revenues from existing contracts while reducing related costs. In addition, a number of factors exist that could have an impact on the Company's future revenues: (i) declining prices and an oversupply in the diagnostic equipment market; (ii) changes in healthcare legislation which has limited reimbursement and prohibited referrals from physician investors; (iii) healthcare initiatives which could reduce reimbursement to the Company; and (iv) competition in the healthcare industry.
         Management believes that the actions taken in 1994 to terminate unprofitable contracts, sell underperforming assets and renegotiate various maintenance and lease agreements have positioned the Company to continue operating given the current reimbursement dynamics of the diagnostic imaging industry. The Company will continue to evaluate its operating costs and reduce spending as appropriate; however, there can be no assurances that such actions will be sufficient to provide adequate cash to sustain the operations of the Company.

         During the years 1991 through 1993, the Company recognized significant special charges related to its write-off of goodwill and the establishment of reserves for uncollectible accounts and certain assets carried on the books at greater than their net realizable value. These charges were substantially non-cash and therefore did not have a significant impact on the Company's liquidity (see Note 13).

GENERAL OPERATING TRENDS
         Medical services revenues declined during 1994 primarily due to the Company's termination of unprofitable fee-for-service contracts and sales of underperforming assets. In addition, declining reimbursement continues to adversely impact revenues earned by the Company which is the direct result of cost containment efforts at the state and federal level as well as the efforts by insurer and payor groups to reduce healthcare costs. MICA expects the decline in reimbursement trends to continue in the future.

         The Company's strategy is to offset the declining trends in reimbursement by securing managed care contracts and developing strategic alliances with hospitals and other healthcare providers to increase the utilization of its imaging services. By positioning itself to take greater advantage of managed care contracts, thereby increasing the utilization of its services, management believes that it can maintain its DMC revenues. Although there can be no assurances, the Company believes that declining reimbursement trends can be offset with increased utilization so that such trends will not have a significant negative impact on the Company's operating results or its liquidity in the future.

         The Company will continue to pursue opportunities in its fee-for-service business; however, in view of the historical unprofitability and uncertainty regarding fee-for-service arrangements, the Company expects to sell equipment used in its fee-for-service business as the related hospital contracts expire. As such, the Company believes that revenues from its fee-for-service business will decline.

         Management believes that the actions taken in 1994 to terminate unprofitable contracts, to sell underperforming assets and to renegotiate various maintenance and lease agreements have positioned the Company to continue operating given the current reimbursement dynamics of the diagnostic imaging industry. In order to improve its financial position, the Company will continue to evaluate its operating costs and reduce spending as appropriate. In addition, the Company is negotiating to restructure its convertible debenture debt on terms more favorable to the Company. There can be no assurances, however, that such actions regarding spending reductions or negotiations to restructure debt arrangements will be sufficient to provide adequate cash to sustain the operations of the Company.

         Although the Company cannot accurately anticipate the effect of inflation on its operations, it does not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on its net sales or results of operations.

RESULTS OF OPERATIONS
1994 COMPARED TO 1993

REVENUES FROM MEDICAL SERVICES. Revenues declined $8.9 million from $36 million in 1993 to $27.1 million in 1994 primarily due to the Company's sale of underperforming assets and termination of certain unprofitable leases and contracts used in its fee-for-service business. Revenues declined $1.5 million from $29.8 million in 1993 to $28.3 million in 1994 primarily due to declining trends in both reimbursement and utilization experienced at its DMCs. As noted above, a number of factors exist that could have an impact on the Company's future revenues, including declining prices and an oversupply in the diagnostic equipment market, declining trends in reimbursement and competition in the healthcare industry.

REVENUES FROM EQUIPMENT AND MEDICAL SUITE SALES. Revenues from equipment and medical suite sales decreased from $3 million in 1993 to $1.9 million in 1994. The decrease in sales is due to the quantity and type of equipment and medical suites sold and will vary accordingly. The Company intends to sell equipment and its remaining inventory of medical suites in the future, but such sales are subject to market conditions and there can be no assurances that such sales will or will not occur.

COSTS OF MEDICAL SERVICES. Costs of medical services decreased from $42.8 million (65% of medical services revenues) in 1993 to $33.7 million (61% of medical services revenues) in 1994. Costs decreased due to termination of leases and contracts, sales of fee-for-service equipment and from actions taken by the Company to reduce spending. These actions included further reductions in marketing and administrative personnel and renegotiations of various maintenance and lease agreements.

COSTS OF EQUIPMENT AND MEDICAL SUITE SALES. Costs of equipment and medical suite sales decreased from $2.7 million in 1993 to $1.7 million in 1994. The decrease in costs is directly related to the quantity and type of equipment and medical suites sold and will vary accordingly.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses decreased from $7.9 million (12% of medical services revenues) in 1993 to $5.6 million (10% of medical services revenues) in 1994. The decrease in costs resulted from reductions in administrative and marketing personnel and other spending reductions, offset by severance incurred in the fourth quarter of 1994 of $894,000 relating to the resignation of the Company's former Chief Executive Officer.

PROVISION FOR DOUBTFUL ACCOUNTS. Provision for doubtful accounts decreased from $2.6 million (4% of medical services revenues) in 1993 to $1.3 million (2% of medical services revenues) in 1994 based on management's evaluation of patient accounts receivables at its DMCs.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased from $14 million in 1993 to $12.7 million in 1994. This decrease was primarily due to the sale of underperforming assets and termination of certain unprofitable leases used in the fee-for-service business and the 1993 fourth quarter non-cash charge to write off goodwill related to prior years' acquisitions.

INTEREST EXPENSE AND INCOME. Interest expense decreased from $6.3 million in 1993 to $5.1 million in 1994. The decrease in interest expense resulted from the sale of underperforming assets and termination of certain unprofitable leases used in the fee-for-service business. Interest income decreased from $.7 million in 1993 to $.5 million in 1994.

SPECIAL CHARGE. Operating results in 1993 included a non-cash charge of approximately $21.5 million to write off goodwill associated with prior years' acquisitions and a non-cash charge of $2 million to increase reserves established to reflect uncertainty regarding the realization of certain other assets. There were no special charges recorded in 1994.

MINORITY INTEREST IN NET INCOME/LOSS OF CONSOLIDATED PARTNERSHIPS. Minority interest in the consolidated partnerships increased from a $.2 million minority interest in net loss in 1993 to a $.1 million minority interest in net income in 1994 due to improved performance of certain DMC's with significant minority ownership.

INCOME TAXES. At December 31, 1994, the Company had net operating loss carryforwards of approximately $30.9 million for Federal income tax purposes, therefore no income tax expense was recorded in 1994.

EXTRAORDINARY GAIN. In 1994, the Company recorded a non-cash extraordinary gain of $1.3 million resulting from the forgiveness of debt related to certain MRI equipment.

1993 COMPARED TO 1992

REVENUES FROM MEDICAL SERVICES. Revenues decreased from $74.3 million in 1992 to $65.8 million in 1993 due to the sale of underperforming assets used in its fee-for-service business and lower reimbursement of diagnostic imaging services.

REVENUES FROM EQUIPMENT AND MEDICAL SUITE SALES. Revenues decreased from $10.3 million in 1992 to $3 million in 1993. The decrease in revenues is directly related to the quantity and type of equipment and medical suites sold and will vary accordingly. The Company intends to sell additional equipment and medical suites in the future, but such sales are subject to market conditions and there can be no assurance that such sales will or will not occur.

COSTS OF MEDICAL SERVICES. Costs decreased from $50.5 million (68% of medical services revenues) in 1992 to $42.8 million (65% of medical services revenues) in 1993. The reduction in costs as a percentage of revenue was partially offset by lower revenues. Cost reductions in 1993 resulted from aggressive actions taken by the Company to reduce spending. These actions included: the closure of division offices and relocation and consolidation of related functions to the corporate office; substantial reduction in administrative employees; and implementation of 10% salary reductions for upper level management and pay freezes for substantially all employees.

COSTS OF EQUIPMENT AND MEDICAL SUITE SALES. Costs decreased from $9.6 million in 1992 to $2.7 million in 1993. The difference in costs is directly related to the quantity and type of equipment and medical suites sold and will vary accordingly.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses decreased from $11.8 million (16% of medical services revenues) in 1992 to $7.9 million (12% of medical services revenues) in 1993. The decrease in costs from 1992 to 1993 resulted from the closure of offices, reductions in the number of employees and other spending reductions which took place during 1993.

PROVISION FOR DOUBTFUL ACCOUNTS. Provision for doubtful accounts decreased from $2.9 million (4% of medical services revenues) in 1992 to $2.6 million (4% of medical services revenues) in 1993.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $12.7 million in 1992 to $14 million in 1993. This increase is primarily due to equipment and building additions at several of the DMC's in 1993.

INTEREST EXPENSE AND INCOME. Interest expense decreased from $7.8 million in 1992 to $6.3 million in 1993. This decrease resulted from the sale and return of certain underperforming assets and the impact of the interest rate reduction on convertible subordinated debt from 12% to 6% which was effective November 1, 1992. Interest income decreased from $1.4 million in 1992 to $.7 million in 1993 due to the termination of certain sales-type leases.

LITIGATION SETTLEMENT. The court approved the settlement of the class action lawsuit brought in 1991 against the Company and certain of its former officers (see Note 11 to MICA's consolidated financial statements).

SPECIAL CHARGE. Operating results in 1993 include a non-cash charge of approximately $21.5 million to write off goodwill associated with prior years' acquisitions and a non-cash charge of $2 million to increase reserves established to reflect uncertainty regarding the realization of certain other assets. Operating results in 1992 include a special charge of $10 million to establish reserves for uncertainty regarding the collectability of payments for assets sold under sales-type lease arrangements in 1991 and to adjust certain assets and accounts receivable to net realizable value. The 1992 special charge also includes relocation and severance costs associated with the closing of its division office in Illinois.

MINORITY INTEREST IN NET INCOME/LOSS OF CONSOLIDATED PARTNERSHIPS. Minority interest in the consolidated partnerships decreased from a $377,000 net income in 1992 to a $178,000 net loss in 1993. This decrease in net income is primarily due to a full year's impact of losses in 1993 from certain DMC's opened in late 1992 and lower volume at one of the consolidated DMC's.

INCOME TAXES. At December 31, 1993, the Company had net operating loss carryforwards of approximately $32.8 million for Federal income tax purposes, therefore no income tax expense was recorded in 1993.

                   Item 8.       Financial Statements and Supplementary Data

         The Consolidated Financial Statements and supplementary data of the Company required by this item are set forth at the pages indicated in Item 14
(a) (1).

                   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

                   Item 10.      Directors and Executive Officers of the
                                 Registrant

         The Board of Directors. Directors serve for a term of one year and until their successors are duly elected and qualified. The Company's By-Laws currently provide for a Board of not less than five members nor more than nine members, with the exact number of directors fixed from time to time by the Board. The Board has fixed the number of directors at six. During the fiscal year ended December 31, 1994, the Company's Board of Directors held nine meetings. Each director attended at least 75% of all Board meetings during such periods as he was a Board member.
         Set forth below are the directors of the Company.

                                                                                              Year First
     Name                          Age                  Position                           Elected To Serve
-----------------------------------------------------------------------------------------------------------
Robert S. Muehlberg                41              Chairman of the Board, President,             1994
                                                   Chief Executive Officer and Director

Denise L. Sunseri                  36              Vice President, Chief Financial               1995
                                                   Officer, Secretary and Director

E. Keene Wolcott                   64              Director                                      1991

Keith R. Burnett, M.D.             42              Director                                      1993

Samuel L. Mayhugh, Ph.D.           56              Director                                      1993

Robert A. Prosek                   50              Director                                      1994

            Robert S. Muehlberg has been Chief Executive Officer and Chairman of the Board of Directors of the Company since February 1995, and also holds the position of President/Chief Operating Officer which he assumed in November 1994. Mr. Muehlberg previously held the positions of Executive Vice President, Senior Vice President and Vice President, Operations since joining the Company in February 1985. Prior to joining the Company, Mr. Muehlberg was Operations Manager at International Imaging, Inc., a provider of mobile and free-standing diagnostic imaging centers, from 1983 to 1985, and Area Manager for AMI/DSI, a provider of mobile diagnostic imaging services, from 1980 to 1983. Mr. Muehlberg holds a Bachelor's degree in Health Science from the University of Missouri and a Master's degree in Business Administration from NOVA University.

            Denise L. Sunseri has been Chief Financial Officer and Secretary of the Company since June 1993 and a director of the Company since February 1995. She joined the Company as Director of Financial Reporting in 1989 and served as Vice President and Corporate Controller from 1991 to June 1993. Prior to joining MICA, Ms. Sunseri held various positions between 1981 and 1989 in the Auditing and Financial Services division of the accounting firm of Arthur Andersen & Co. Ms. Sunseri is a CPA and holds a Bachelor's degree in Business Administration from the University of Portland.

            E. Keene Wolcott, a Director of the Company since February 1991, has for the past 20 years been President of Wolcott Investments, Inc., a private investment company. Mr. Wolcott is also a Director of the Price REIT, Inc., a real estate investment trust. From 1969 to 1973, he was the Chief Executive Officer of The Colorado Corporation which managed investor funds in oil and gas exploration, and prior thereto was a Senior Vice President of the securities broker Hayden, Stone and Company. He received his Bachelor of Science degree from San Diego State University in 1953.

         Keith R. Burnett, M.D., a Director of the Company since 1993, is the Medical Director of two of the Company's medical centers: Medical Imaging Center of Huntington Beach since 1988 and Laguna Niguel MRI Center since 1992. He is also Medical Director of Medical Imaging Services, a California network of imaging services. He has been an Assistant Clinical Professor of Radiology at the University of California at Irvine since 1985 and a consultant in Nuclear Medicine, Veterans Medical Center since 1988. He is Chairman of the Examination Committee of the Registry of Magnetic Resonance Technologists (RMRIT) and a member of the Advisory Council on MRI and Chiropractic Research at the Los Angeles College of Chiropractic. Dr. Burnett received his Bachelor of Arts degree in Human Biology from Stanford University in 1974 and his Doctor of Medicine degree from Creighton University in 1978. Dr. Burnett is board certified in Radiology and Nuclear Medicine and a Diplomate of the America Board of Radiology.

         Samuel L. Mayhugh, Ph.D., a Director of the Company since 1993, served the Company as its Acting Chairman of the Board and Chief Executive Officer for a three month period following the resignation of the Company's former Chairman of the Board and Chief Executive Officer on November 14, 1994. Dr. Mayhugh founded and developed Integrated Behavioral Health, a full-service managed behavioral health firm, in 1989. Prior thereto he had also founded and served as Chairman/President and CEO/COO of LifeLink. LifeLink is a fully insured managed behavioral health care company. Dr. Mayhugh is a lecturer, consultant and author in the field of managed behavioral health care. He is a Fellow of the American Board of Psychology, Fellow and Diplomate of the American Association of Medical Psychotherapists, Member of the American Psychological Association and the California Psychological Association. Dr. Mayhugh received his Bachelor of Arts degree in Biological Sciences from Olivet University in 1961, a Master's degree in Counseling Psychology from Purdue University in 1965 and a Ph.D. in Psychological Services from Indiana State University in 1969.

         Robert A. Prosek, a director since August 1994, has been involved in the medical industry for the past 25 years. President and CEO of Allergy Clinics of America, Inc., a chain of outpatient asthma and allergy clinics, since June 1994, he was President and CEO of CarePartners, Inc., a homecare infusion company, from 1991 to 1993. From 1989 to 1991, Mr. Prosek was President of Psicor, Inc., a leading provider of cardiovascular services and technology to hospitals. From 1968 to 1989, he was involved with various healthcare companies in management and executive capacities. He serves on the Board of Directors of several private companies. Mr. Prosek received his Bachelor of Science in Marketing Management from Southern Illinois University in 1968 and a Master's of Business Administration from Suffolk University in 1980.

         The Committees. The Company has a Compensation/Stock Option Committee and an Audit Committee. The Compensation/Stock Option Committee is responsible for determining the specific forms and levels of compensation of the Company's executive officers and administering the Company's Stock Option Plans for officers, directors, key employees and consultants of the Company. During 1994, the Committee of Messrs. Samuel L. Mayhugh, Ph.D. (Chairperson), Sidney R. Knafel (former member of the Board of Directors) and Keith R. Burnett, M.D. met once and all Committee members were present. Subsequent to that meeting, the Committee was changed to consist of Messrs. Mayhugh (Chairperson) and Robert A. Prosek. This Committee also met once during 1994 and both members of the Committee were present. Subsequent to yearend, the Board changed the composition of the Compensation/Stock Option Committee to three Directors, Messrs. Burnett (Chairperson), E. Keene Wolcott and Prosek.
         The Audit Committee is responsible for meeting with the Company's financial management and independent auditors to review the work of each and to ensure that each is properly discharging its responsibilities. The independent auditors have free access to the Audit Committee, without management representatives present, to discuss results of their audit and their opinions of the adequacy of the internal controls and quality of financial reporting. The Audit Committee recommends to the Board of Directors the election of the firm of independent auditors to audit the Company's financial statements. During 1994, the Committee of Messrs. Knafel (Chairperson and former member of the Board of Directors), Wolcott and Burnett met twice and all members of the Committee were present at both meetings. Subsequent to year end, the Board changed the composition of the Audit Committee to three Directors, Messrs. Wolcott (Chairperson), Burnett and Prosek.
         The Company does not have an executive or nominating or similar committee. The Board of Directors generally acts in its entirety upon matters which might otherwise be the responsibility of such committees.

         Compensation of Directors. Directors of the Company (other than employees) currently receive $3,000 for each meeting attended for their services as directors, and are reimbursed for out-of-pocket expenses of attending meetings. On March 24, 1993, the Board of Directors voluntarily agreed to indefinitely defer $2,000 per meeting. Effective February 28, 1995 the Directors waived all deferred fees and reinstated the $3,000 fee per meeting.

Also on February 28, 1995, the Directors of the Company were granted 25,000 warrants to purchase Common Stock at the day's closing price of $.81 per share. The Chairpersons of the Compensation/Stock Option Committee and Audit Committee receive an additional $2,000 and $4,000 respectively, for their service as Chairperson.

         Executive Officers. The executive officers of the Company, together with the year in which they were appointed to their current positions, are set forth below.

         Name                     Age                    Position                   Year
----------------------------------------------------------------------------------------
Robert S. Muehlberg              41            Chairman of the Board, President     1995
                                               and Chief Executive Officer

Denise L. Sunseri                36            Vice President, Chief Financial      1993
                                               Officer and Secretary

         Information concerning Mr. Muehlberg and Ms. Sunseri is set forth above under "The Board of Directors."

         Compliance with the Securities Exchange Act of 1934. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Directors and officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of the reports they file. Based solely upon a review of the copies of such reports and the written representations from certain persons that certain reports were not required to be filed by such persons, the Company believes that all its directors, officers and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 1994.

                    Item 11.        Executive Compensation

         Summary Compensation Table. The following table discloses compensation received by the executive officers who served the Company during 1994 for services provided for the three fiscal years ended December 31, 1994.

                                                                                 Long-Term
                                                 Annual Compensation         Compensation Awards              All Other
                                                 -------------------         -------------------              ---------
Name and Principal Position         Year       Salary ($)    Bonus ($)  Securities Underlying Options (#)  Compensation ($)
---------------------------------------------------------------------------------------------------------------------------
Robert S. Muehlberg                 1994        148,450       25,000               200,000                   5,612(1)
Chairman of the Board,              1993        148,628       20,000                60,000                   6,256(1)
President and Chief                 1992        157,441       15,000                50,000                   3,309(1)
Executive Officer

Denise L. Sunseri                   1994        142,200       25,000               100,000                   5,882(2)
Vice President, Chief               1993        135,385       15,000                60,000                   5,497(2)
Financial Officer and Secretary     1992        111,239       10,000                30,000                   3,206(2)

Former Officers
Antone J. Lazos                     1994        249,223(3)   110,813(4)            400,000                 823,427(5)
Former Chairman of                  1993        241,806          --                200,000                  79,984(5)
the Board and Chief                 1992        259,594          --                150,000                  36,092(5)
Executive Officer

Samuel L. Mayhugh                   1994         45,000(6)       --                    --                   43,250(7)
Former Acting Chief
Executive Officer

(1) The amounts disclosed in this column include payments under the Company's medical reimbursement policy of $1,036 for 1994, $2,474 for 1993 and $404 for 1992; the Company's matching 401(k) employer contribution of $3,469 for 1994, $2,752 for 1993, and $2,905 for 1992;
         and $1,107 for 1994 and $1,029 for 1993 in premiums for a personal long-term disability policy. Mr. Muehlberg became the Chairman of the Board and Chief Executive Officer in February 1995. Prior to that time, Mr. Muehlberg served as the Company's President and Chief Operating Officer.

(2) The amounts disclosed in this column include payments under the Company's medical reimbursement policy of $1,699 for 1994, $1,706 for 1993 and $780 for 1992; the Company's matching 401(k) employer contribution of $3,344 for 1994, $3,008 for 1993, and $2,426 for 1992;
         and $839 for 1994 and $784 for 1993 in premiums for a personal long-term disability policy.

(3) This amount represents salary and unused vacation paid through November 14, 1994, the date of Mr. Lazos' resignation from the Company.

(4) This amount represents a bonus of $75,000 paid in 1994 for 1993 performance and $35,813 which was paid in 1994 as a bonus to reimburse Mr. Lazos for taxes due on medical benefits received in 1993.

(5) The amounts disclosed in this column include $20,000 in premiums for a personal life insurance policy for each of the years indicated; payments under the Company's medical reimbursement policy of $32,029 for 1994, $49,989 for 1993 and $16,092 for 1992; the Company's matching 401(k) employer contributions of $4,620 for 1994 and $1,263 for 1993; $5,356 for 1994 and $5,365 for 1993 in premiums for a personal long-term disability policy; reimbursement for certain personal benefits of $23,791 for 1994 and $3,367 for 1993; reimbursement for moving expenses of $38,431 in 1994; $30,000 for three months consulting services following his resignation; and $669,200 in lump sum severance compensation pursuant to Mr. Lazos' agreement with the Company, half of which was paid in November 1994 and the other half of which was paid in January 1995.

(6) The amount disclosed in this column represents $10,000 per month paid for services performed as Acting Chief Executive Officer for three months starting in November 1994 and $15,000 paid as director fees.

(7) The amount disclosed in this column includes $43,250 paid as consulting fees.

         Option Grants. The following table provides information on option grants to the named executive officers during 1994:

                                                                                          Potential Realizable
                                              Individual Grants                             Value at Assumed
                        ------------------------------------------------------------         Annual Rates of
                                             Percentage of                                     Stock Price
                             Number of      Total Options                                   Appreciation for
                            Securities       Granted to       Exercise                       Option Term (3)
                        Underlying Options  Employees in       Price      Expiration      ---------------------
Name                        Granted (#)      Fiscal Year     ($/Share)       Date           5% ($)      10% ($)
---------------------------------------------------------------------------------------------------------------
Robert S. Muehlberg          100,000(1)        12.4%         $0.688         1/1/99        $19,000      $42,100
                             100,000(2)        12.4%         $0.470         9/6/99        $13,100      $28,800
Denise L. Sunseri            100,000(1)        12.4%         $0.688         1/1/99        $19,000      $42,100

Former Officers
Antone J. Lazos(6)           100,000(4)        12.4%         $0.688    11/14/94(4)             --           --
                             150,000(4)        18.7%         $0.470    11/14/94(4)             --           --
                             150,000(5)        18.7%         $0.470    11/14/95(5)        $19,650      $43,200
Samuel L. Mayhugh, Ph.D.            --           --             --             --              --           --

(1) Options become exercisable for one third of the shares granted on each of the first three anniversaries of the date of grant. In the event that the Company and/or its shareholders enter into a binding agreement or adopt a plan to implement a dissolution, liquidation, reorganization, merger or consolidation of the Company with one or more corporations as a result of which the Company is not the surviving entity, or upon a sale of substantially all the property of the Company, the exercise date of any outstanding Options shall accelerate and such Options shall become immediately exercisable.

(2) Options become exercisable for one fourth of the shares granted on each of the first four anniversaries of the date of grant. In the event that the Company and/or its shareholders enter into a binding agreement or adopt a plan to implement a dissolution, liquidation, reorganization, merger or consolidation of the Company with one or more corporations as a result of which the Company is not the surviving entity, or upon a sale of substantially all the property of the Company, the exercise date of any outstanding Options shall accelerate and such Options shall become immediately exercisable.

(3) Potential realizable value is based on an assumption that the stock price of the common stock appreciates above the exercise price at the annual rate shown (compounded annually) from the date of grant until the end of the five year option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth.

(4) Pursuant to Mr. Lazos' severance agreement with the Company, unvested options were forfeited upon his resignation from the Company on November 14, 1994.

(5) These options became 100% vested on the September 6, 1994 grant date. Pursuant to Mr. Lazos' severance agreement with the Company, all vested options as of the date of resignation are exercisable until November 14, 1995.

(6) The information included in this table does not include options to purchase 100,000 and 66,000 shares of Common Stock at $3.75 and $.625, respectively, which were granted to Mr. Lazos in previous years and for which the exercise period was extended for one year pursuant to his severance agreement executed on February 9, 1995.

         Option Exercises and Fiscal Year-end Values. None of the named executive officers exercised any stock options during fiscal 1994. The following table provides information on the value of such executive officers' unexercised options at December 31, 1994.

                                 Shares                   Number of Securities                Value of Unexercised
                               Acquired      Value         Underlying Options                 In-the-Money Options
                            on Exercise    Realized      at Fiscal Year-end (#)              at Fiscal Year-End ($)
                                                      ----------------------------      ------------------------------
Name                               (#)        $       Exercisable    Unexercisable      Exercisable      Unexercisable
----------------------------------------------------------------------------------------------------------------------

Robert S. Muehlberg                --         --         53,333        256,667            $ 2,500           $39,200
Denise L. Sunseri                  --         --         40,000        150,000            $ 2,500           $11,200

Former Officers
Antone J. Lazos                    --         --        316,000           --              $50,250              --
Samuel L. Mayhugh, Ph.D            --         --           --             --                 --                --

         Employment Contracts and Severance Arrangements.

         EMPLOYMENT CONTRACTS. As an incentive for their continued efforts on behalf of the Company, the Board of Directors has entered into employment contracts with Mr. Muehlberg and Ms. Sunseri which provide that they will be paid the equivalent of one year's salary and employee benefits in the event that their employment by the Company is involuntarily terminated or if there is a change in the control of the Company and they should elect not to remain employed after such change in control.

         SEVERANCE ARRANGEMENTS. The Company's founder, Chairman of the Board and Chief Executive Officer since inception, Antone J. Lazos, resigned on November 14, 1994. By the terms of an employment separation agreement between the Company and Mr. Lazos entered into in December 1990, as amended in November 1994, and finalized in a severance settlement agreement and release of claims entered into in February 1995, the Company paid Mr. Lazos following his resignation a lump sum of $669,200 (representing two times his annual salary of $250,000, two times his annual car allowance of $9,600 and two times his prior year's bonus of $75,000) and $36,282 for vacation pay accrued as of November 14, 1994. The $669,200 amount was paid to Mr. Lazos in two installments, 50% in November 1994 and the remaining 50% in January 1995. The Company also agreed to provide Mr. Lazos with continued health coverage and other benefits through December 31, 1996 and to retain Mr. Lazos as a consultant to the Company for approximately three months following his resignation at a fee of $10,000 per month. In addition, the Company agreed to extend the exercise period of Mr. Lazos' vested options to purchase 316,000 shares of Common Stock until November 14, 1995. As part of such severance agreement, the Company and Mr. Lazos released each other from any and all claims related to any transactions between them, including any claims related to Mr. Lazos' employment with the Company (other than claims based solely on acts of dishonesty or fraudulent conduct).

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. During fiscal 1994, the Compensation/Stock Option Committee of the Company's Board of Directors initially consisted of Messrs. Samuel L. Mayhugh, Ph.D., Sidney R. Knafel and Keith R. Burnett, M.D. Subsequently, the Committee was changed to consist of Messrs. Mayhugh and Robert A. Prosek. Dr. Mayhugh served as Acting Chief Executive Officer of the Company for three months following the resignation of the Company's then Chief Executive Officer, Mr. Antone J. Lazos, in November 1994. Dr. Burnett is a principal and officer of Magnetic Imaging Medical Group, a California medical corporation ("MIMG"), which provides radiology and other medical services for the Company's Diagnostic Medical Centers located in Long Beach, Huntington Beach, Laguna Niguel and Downey, California. In 1994, the Company's share of revenues collected was $702,000, $497,000, $187,000 and $2,000, respectively. See "Certain Relationships and Related Transactions".

                   Item 12. Security Ownership of Certain Beneficial Owners and Management

         As of March 21, 1995, the following shareholders are the only shareholders who are known to the Company to be beneficial owners of more than five percent (5%) of the Company's voting securities.

                                                                         Amount and Nature
                                                                           of Beneficial         Percentage of
Name and Address of Beneficial Owner                                       Ownership(1)          Common Stock
--------------------------------------------------------------------------------------------------------------

Metropolitan Life Insurance Co.                                            2,500,000(2)               17.1%(2)
    One Madison Avenue
    New York, NY 10010

Grace Brothers, Ltd.                                                         666,666(2)                5.2%(2)
    1000 West Diversey Parkway, Suite 233
    Chicago, IL 60614

Steel Partners, II, L.P.                                                     677,519(3)                5.6%
    759 Lexington Avenue, 27th Floor
    New York, NY 10022

(1) For purposes of this table, a person is deemed to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after March 21, 1995.

(2) The Company's Convertible Debentures due April 1999 bear interest at the rate of 6% per annum and are convertible at any time into one share of Common Stock for each $3.00 of principal amount of Debenture. The Amount and Percentage of Common Stock in the table represents beneficial ownership as if the Debentures had been converted to Common Stock.

(3)   The information in the table is taken from a filing with the SEC on
      Schedule 13D made by Steel Partners, II, L.P. as of March 17, 1995 reporting beneficial ownership.

       Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These reporting persons are also required to furnish the Company with copies of all reports they file. Based solely on its review of the copies of such forms received by it, or written representation from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during its 1994 fiscal year all filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with.

       Set forth below are names and beneficial shareholdings, as of March 21, 1995 of (i) the Directors of the Company, (ii) each executive officer named in the Summary Compensation Table appearing herein, and (iii) all executive officers and directors as a group.

                                                         No. of Shares of Common             Percentage of Common
         Name                                            Stock Owned Beneficially              Stock Outstanding
------------------------------------------------------------------------------------------------------------------

Robert S. Muehlberg                                               10,000                              .08%
Denise L. Sunseri                                                     --                               --
E. Keene Wolcott                                                  70,000(1)                           .57%
Keith R. Burnett, M.D.                                            63,723(2)                           .53%
Samuel L. Mayhugh, Ph.D.                                          60,100(2)                           .50%
Robert A. Prosek                                                  60,000(3)                           .49%
All Officers and Directors as a Group (6 persons)                263,823(4)                          2.17%
Former Officer
Antone J. Lazos                                                   96,000(5)                           .79%

----------
(1) Includes presently exercisable warrants to purchase 35,000 and 25,000 shares of Common Stock at $3.75 and $.81 per share, respectively, issued for service as a director.

(2) Includes presently exercisable warrants to purchase 35,000 and 25,000 shares of Common Stock at $.88 and $.81 per share, respectively, issued for service as a director.

(3) Includes presently exercisable warrants to purchase 35,000 and 25,000 shares of Common Stock at $.56 and $.81 per share, respectively, issued for service as a director.

(4) Includes presently exercisable warrants to purchase an aggregate of 240,000 shares of Common Stock at $.56 to $3.75 per share.

(5) Antone J. Lazos, formerly the Chairman of the Board and Chief Executive Officer of the Company until his resignation on November 14, 1994, beneficially owns 96,000 shares of Common Stock.

       The Company believes that each of the stockholders listed in the table above has sole voting and dispositive power over all shares owned.

                   Item 13.      Certain Relationships and Related Transactions

       Dr. Keith R. Burnett, a director of the Company, is a principal and officer of Magnetic Imaging Medical Group, a California medical corporation ("MIMG"), which provides radiology and other medical services for the Company's Diagnostic Medical Centers located in Long Beach, Huntington Beach, Laguna Niguel and Downey, California. MIMG is a Co-General Partner of the center in Long Beach. Dr. Burnett serves as the Medical Director for the facilities in Huntington Beach and Laguna Niguel. The Management, Licensing and Facilities Agreement between the respective Centers and MIMG ("Agreements") provides that MICA will receive for services rendered: 77.5% of the revenues collected at Long Beach Medical Imaging Clinic, 80% of the revenues collected at Medical Imaging Center of Huntington Beach and Laguna Niguel MRI Center, and 82% at Downey MRI Center. Pursuant to the Agreements, the balance of the amounts collected is retained by MIMG as their fee. In 1994, revenues collected from Long Beach Medical Imaging Clinic were $3,027,000; from Medical Imaging Center of Huntington Beach were $2,565,000; from Laguna Niguel MRI Center were $981,000; and from Downey MRI Center were $331,000.


                                     PART IV

                   Item 14.      Exhibits, Financial Statements and Reports on
                                 Form 8-K

                  (a)  (1)       Financial Statements.

         The consolidated financial statements required by this item are submitted as part of this Annual Report in a separate section beginning on Page F-1 of this report.

         Consolidated Financial Statements of Medical Imaging
         Centers of America, Inc.                                           Page

         Report of Ernst & Young LLP, Independent Auditors                   F-1
         Consolidated Balance Sheets at
                  December 31, 1994 and 1993                                 F-2
         Consolidated Statements of Operations for the
                  three years ended December 31, 1994                        F-3
         Consolidated Statements of Shareholders' Equity (Net Capital
                  Deficiency) for the three years ended December 31, 1994 F-4 Consolidated Statements of Cash Flows for the
                  three years ended December 31, 1994                        F-5
         Notes to Consolidated Financial Statements                          F-7

                   (b)           Reports on Form 8-K.

         There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1994.

                   (c)           Exhibits.

         The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report.

                               INDEX TO EXHIBITS

                                                                                            Sequentially
                                                                                              Numbered
Number            Description                                                                   Page
--------------------------------------------------------------------------------------------------------
3.1      I        Restated Articles of Incorporation
3.2      II       Bylaws
4.1      III      Trust Indenture, Debenture due April 1999
4.2      III      Debenture due April 1999
4.3      IV       Amendments to Trust Indenture dated April 1993 and February 1994
4.4      II       Common Stock Purchase Warrant Agreement
4.5      V        Shareholders' Rights Agreement
10.1     VI       1983 Employee Stock Option Plan
10.2     VI       1984 Employee Stock Option Plan  (Nonqualified)
10.3     VI       1985 Employee Incentive Stock Option Plan
10.4     VII      Credit Line Agreement with Harris Trust and Savings Bank
10.5     IV       General Electric Loan Restructuring Agreement dated May 14, 1993
10.6              Employment Agreements of Robert S. Muehlberg and Denise L. Sunseri
10.7              Severance Agreement with Antone J. Lazos dated February 9, 1995
10.8     VIII     Management, Licensing and Facilities Agreement
                     for Company's Huntington Beach Medical Imaging Center
10.8     VIII     Management, Licensing and Facilities Agreement
                     for Company's Laguna Niguel Medical Center
21                Subsidiaries List
23                Consent of Ernst & Young LLP,  Independent Auditors

           I       Indicates the exhibit is incorporated by reference from
                             Registrant's Form S-1 Registration Statement (Reg. No. 33-15160) filed June 18, 1987.

          II       Indicates the exhibit is incorporated by reference from
                             Registrant's Form S-1 Registration Statement (Reg. No. 2-91368) filed on May 25, 1984, as amended.

         III       Indicates the exhibit is incorporated by reference from
                             Registrant's Form 8-K Report dated May 10, 1989.

          IV       Indicates the exhibit is incorporated by reference from
                             Registrant's Form 10-K Report for the year ended December 31, 1993.

           V       Indicates the exhibit is incorporated by reference from
                             Registrants' Form 8-K Report dated October 2, 1991.

          VI       Indicates the exhibit is incorporated by reference from
                             Registrant's Form S-8 Registration Statement (Reg. No. 33-29917) filed on July 12, 1989.

         VII       Indicates the exhibit is incorporated by reference from
                             Registrant's Form 10-K Report for the year ended December 31, 1991.

        VIII       Indicates the exhibit is incorporated by reference from
                             Registrant's Form 10-K Report for the year ended December 31, 1992.

         The financial statements listed in the accompanying Index to Financial Statements are filed as a part of this Annual Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:   August 31, 1995


                  MEDICAL IMAGING CENTERS OF AMERICA, INC.


                  By:   /s/ Robert S. Muehlberg
                        -----------------------
                        Robert S. Muehlberg, Chairman of the Board,
                        President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                 Title                                       Date
          ---------                 -----                                       ----

By:      /s/ Robert S. Muehlberg    Chairman of the Board of Directors,         August 31, 1995
         -----------------------    President and Chief Executive
         Robert S. Muehlberg        Officer (Principal Executive
                                    Officer)



By:      /s/ Denise L. Sunseri      Chief Financial Officer,                    August 31, 1995
         ---------------------      Secretary (Principal
         Denise L. Sunseri          Financial and Accounting
                                    Officer) and Director


By:      /s/ E. Keene Wolcott       Director                                    August 31, 1995
         --------------------
         E. Keene Wolcott



By:      /s/ Keith R. Burnett       Director                                    August 31, 1995
         --------------------
         Keith R. Burnett, M.D.



By:      /s/ Robert G. Ricci, D.O.  Director                                    August 31, 1995
         -------------------------
         Robert G. Ricci, D.O.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Medical Imaging Centers of America, Inc.

We have audited the accompanying balance sheets of Medical Imaging Centers of America, Inc. as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Imaging Centers of America, Inc. at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

                                       ERNST & YOUNG LLP

San Diego, California
February 17, 1995

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                  December 31,
                                                                                                  ------------
(in thousands except share information)                                                      1994              1993
-------------------------------------------------------------------------------------------------------------------

ASSETS:
Current assets:
     Cash and cash equivalents (includes restricted cash of
         $832 in 1994 and $853 in 1993)                                                  $  8,524          $  8,182
     Trade and notes receivable, net                                                        9,524            12,749
     Prepaid expenses and other current assets                                              1,611             1,897
                                                                                          -------------------------
         Total current assets                                                              19,659            22,828
Equipment and leasehold improvements, net                                                  28,813            36,195
Equipment held for sale, net                                                                  400             2,281
Investment in and advances to unconsolidated entities, net                                  2,069             2,003
Intangible assets, net                                                                      1,269               831
Other assets                                                                                1,259             1,559
                                                                                          -------------------------
                                                                                          $53,469          $ 65,697
                                                                                          =========================

LIABILITIES AND NET CAPITAL DEFICIENCY:
Current liabilities:
     Current portion long-term debt and capital lease obligations                         $11,541          $ 11,718
     Current portion convertible subordinated debt                                          2,800                --
     Accounts payable                                                                       2,062             2,544
     Accrued payroll and related taxes                                                      1,493             1,554
     Other accrued liabilities                                                              3,230             3,591
                                                                                          -------------------------
         Total current liabilities                                                         21,126            19,407
Long-term debt and capital lease obligations                                               25,406            35,509
Minority interest in consolidated partnerships                                              1,598             2,151
Convertible subordinated debt                                                               8,200            11,000
Commitments
Net Capital Deficiency:
     Preferred stock, no par value, 5,000,000 shares authorized;
         Series B preferred shares, no par value, 300,000 shares
         authorized, no shares issued or outstanding                                           --                --
     Common stock, no par value, 30,000,000 shares authorized;
         12,133,227 and 11,805,425 shares issued and outstanding
         at December 31, 1994 and 1993, respectively                                       54,473            53,670
Common shares issuable                                                                        --                800
Accumulated deficit                                                                       (57,334)          (56,840)
                                                                                          -------------------------
         Total Net Capital Deficiency                                                      (2,861)           (2,370)
                                                                                          -------------------------
                                                                                          $53,469          $ 65,697
                                                                                          =========================



 See accompanying notes.

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             Year Ended December 31,
                                                                         --------------------------------
(in thousands except per share information)                                1994       1993         1992
---------------------------------------------------------------------------------------------------------

REVENUES:
Medical services                                                         $55,440    $ 65,786     $ 74,258
Equipment and medical suite sales                                          1,866       3,011       10,300
                                                                         --------------------------------
     Total revenues                                                       57,306      68,797       84,558

COSTS AND EXPENSES:
Costs of medical services                                                 33,693      42,786       50,476
Costs of equipment and medical suite sales                                 1,749       2,664        9,601
Marketing, general and administrative                                      5,550       7,872       11,802
Provision for doubtful accounts                                            1,343       2,643        2,851
Depreciation and amortization of equipment
     and leasehold improvements                                           12,221      12,672       11,517
Amortization of intangibles and deferred costs                               501       1,325        1,177
Equity in net income of unconsolidated entities                             (708)       (531)        (378)
Interest expense                                                           5,123       6,324        7,777
Interest income                                                             (454)       (657)      (1,417)
Litigation settlement                                                         --          --        1,020
Special charge                                                                --      23,490       10,037
                                                                         --------------------------------
         Total costs and expenses                                         59,018      98,588      104,463
                                                                         --------------------------------
Loss before minority interest, income taxes and extraordinary gain        (1,712)    (29,791)     (19,905)
Minority interest in net (income) loss of
     consolidated partnerships                                               (98)        178         (377)
                                                                         --------------------------------
Loss before income taxes and extraordinary gain                           (1,810)    (29,613)     (20,282)
Income tax provision                                                          --          --           60
                                                                         --------------------------------
Loss before extraordinary gain                                            (1,810)    (29,613)     (20,342)
Extraordinary gain                                                         1,316          --           --
                                                                         --------------------------------
Net loss                                                                 $  (494)   $(29,613)    $(20,342)
                                                                         ================================

NET LOSS PER COMMON SHARE:
Loss before extraordinary gain                                           $  (.15)   $  (2.51) $     (1.72)
Extraordinary gain                                                       $   0.11   $     --  $        --
                                                                         --------------------------------
Net loss                                                                 $  (.04)   $  (2.51) $     (1.72)
                                                                         ================================

Shares used in per share amounts                                           12,129     11,805       11,801
                                                                         ================================


See accompanying notes.

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)


                                                                    Common Shares
                                                ---------------------------------------------------
                                                Issued and Outstanding                Issuable           Accumulated
                                                ----------------------          -------------------
(in thousands except share information)           Shares        Amount           Shares      Amount        Deficit
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1991                    11,774,725     $53,600               --      $  --       $ (6,885)


1992
Stock options exercised                             30,700          70               --         --             --
Litigation settlement -
    common shares issuable                              --          --          324,470        800             --
Net loss                                                --          --               --         --        (20,342)
                                                -----------------------------------------------------------------

Balance at December 31, 1992                    11,805,425      53,670          324,470        800        (27,227)


1993
Net loss                                                --          --               --         --        (29,613)
                                                -----------------------------------------------------------------

Balance at December 31, 1993                    11,805,425      53,670          324,470         800       (56,840)


1994
Stock options exercised                              3,332           3               --         --             --
Litigation settlement -
    common shares issued                           324,470         800         (324,470)      (800)            --
Net loss                                                --          --               --         --           (494)
                                                -----------------------------------------------------------------

Balance at December 31, 1994                    12,133,227     $54,473               --      $  --       $(57,334)
                                                =================================================================



See accompanying notes

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Year Ended December 31,
                                                                           -----------------------------------------
(in thousands)                                                                1994            1993             1992
--------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
Net loss                                                                   $   (494)        $(29,613)       $(20,342)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization                                           12,722           13,997          12,694
     Provision for doubtful accounts                                          1,343            2,643           2,851
     Litigation settlement charge                                                --               --             800
     Special charge                                                              --           23,490          10,037
     Equity in net income of unconsolidated entities,
         net of distributions                                                  (430)            (260)           (100)
     Minority interest in net income (loss) of consolidated partnerships         98             (178)            377
     Net value of equipment sold                                              1,404            4,700           4,762
     Extraordinary gain                                                      (1,316)              --              --



Change in assets and liabilities:
     Decrease (increase) in trade receivables                                 1,937           (1,210)         (1,051)
     Decrease (increase) in prepaid expenses and other current assets           346            1,125          (1,101)
     Decrease in accounts payable and other accrued liabilities                (634)          (2,180)         (1,592)
     Decrease in accrued payroll and related taxes                              (61)            (913)           (420)
     Decrease in refundable income taxes and other                               --              494           2,305
                                                                           -----------------------------------------
         Net cash provided by operating activities                           14,915           12,095           9,220

INVESTING ACTIVITIES:
Proceeds from the sale of long-term investments                                  --            2,750              --
(Increase) decrease in refundable deposits on equipment                         (61)             215             116
Capital expenditures                                                         (3,004)          (3,286)        (12,287)
Decrease in notes receivable                                                    200              114             745
Decrease in investment in and advances to
    unconsolidated entities, net                                                368              197             179
Cost of acquisitions, net of cash acquired                                     (657)              --              --
Other, net                                                                       80              172            (684)
                                                                           -----------------------------------------
         Net cash (used in) provided by investing activities                 (3,074)             162         (11,931)

FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt                                  1,123            7,089          12,215
Principal payments on long-term debt and capital lease obligations          (11,904)         (15,510)        (10,486)
Distribution to minority interests                                             (590)            (459)         (1,042)
Other, net                                                                     (128)             (57)           (442)
                                                                           -----------------------------------------
         Net cash (used in) provided by financing activities                (11,499)          (8,937)            245
                                                                           -----------------------------------------
Net increase (decrease) in cash and cash equivalents                            342            3,320          (2,466)
Cash and cash equivalents at beginning of year                                8,182            4,862           7,328
                                                                           -----------------------------------------
Cash and cash equivalents at end of period                                 $  8,524         $  8,182        $  4,862
                                                                           =========================================


See accompanying notes

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                                   Year Ended December 31,
                                                                          ---------------------------------------
(in thousands)                                                             1994            1993             1992
-----------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW DATA:
     Interest paid                                                        $5,123          $5,918           $7,600
                                                                          =======================================
     Income taxes paid                                                    $   67          $   88           $   70
                                                                          =======================================

SUPPLEMENTAL NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
     Additions to capital lease obligations                               $8,545          $7,481           $2,598
                                                                          =======================================
     Retirement of debt and termination of capital lease
         obligations in exchange for equipment                            $7,075          $7,655           $   --
                                                                          =======================================
     Acquisitions:
     Fair value of assets acquired, other than cash                       $  266          $   --           $   --
     Excess of purchase price over fair value                                875              --               --
     Cost of acquisitions, net of cash acquired                             (484)             --               --
                                                                          ---------------------------------------
                                                                          $  657          $   --           $   --
                                                                          =======================================
     Equipment sold under sales-type leases and
         direct financing leases                                          $  --           $   --           $   32
                                                                          =======================================
     Conversion of notes and other receivables to
         investment in unconsolidated entities                            $  --           $   --           $  577
                                                                          =======================================
     Common shares issuable for litigation settlement                     $  --           $   --           $  800
                                                                          =======================================


See accompanying notes.

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The accompanying financial statements consolidate the accounts of the Company, its wholly-owned subsidiaries, and certain majority controlled Diagnostic Medical Centers ("DMC's"). Investments in DMC's for which the Company does not have a controlling majority ownership are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

         REVENUES - Revenue is recognized when services are provided through DMC's, fee-for-service arrangements with hospitals and management agreements with unconsolidated and managed DMC's.

         CASH AND CASH EQUIVALENTS - The Company considers cash equivalents to be those instruments with original maturities of three months or less. At December 31, 1994 and 1993, cash restricted for use in DMC operations is $832,000 and $853,000, respectively.

         NET LOSS PER SHARE - Net loss per common share is computed on the basis of the weighted average number of common shares. The effect of outstanding stock options, warrants and convertible debentures was antidilutive in the years ended 1994, 1993 and 1992 and is therefore excluded from the computation of net loss per common share.

         RECLASSIFICATIONS - Certain amounts in the 1993 and 1992 financial statements have been reclassified to conform with the 1994 presentation.

         Other - See Notes 5, 6 and 10 for accounting policies related to depreciation, amortization and income taxes.

2.       LIQUIDITY

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Although the Company has a working capital deficit of $1.5 million, management believes that its cash on hand of $8.5 million is adequate to ensure the timely payment of its scheduled mandatory redemption of convertible debentures of $2.8 million and to fund its ongoing operations through 1995. Management is negotiating to restructure its convertible debenture debt on terms more favorable to the Company. There can be no assurances, however, that cash generated from operations will be sufficient to sustain the operations of the Company through 1995 or that management will be successful in its efforts to restructure its convertible debenture debt.

3.       RECEIVABLES

         The following is a summary of receivables:

                                                              December 31,
                                                        -----------------------
(in thousands)                                              1994           1993
-------------------------------------------------------------------------------
Trade accounts receivable less allowance of
        $5,554 in 1994 and $6,195 in 1993               $ 10,244       $ 13,200
Notes receivable, less allowance of $492 in 1994
        and  $688 in 1993                                     40            464
                                                        -----------------------
                                                          10,284         13,664
        Less current trade and notes receivable           (9,524)       (12,749)
                                                        -----------------------
        Long-term receivables                           $    760       $    915
                                                        =======================

         Long-term receivables, which include DMC trade receivables which are not expected to be collected within one year, are included in Other assets on the accompanying consolidated balance sheets. The Company's trade receivables are primarily from hospitals and third party payor groups operating throughout the United States.

4.       INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED ENTITIES

         The Company has investments in certain DMC's which are accounted for using the equity method. Unaudited summarized combined financial information for the unconsolidated DMC's is as follows:

BALANCE SHEETS

                                                                December 31,
                                                           ---------------------
(in thousands)                                                1994          1993
--------------------------------------------------------------------------------
Current assets                                             $ 5,288        $4,418
Equipment and leasehold improvements, net                    5,432         2,861
Other assets                                                   126           204
                                                           ---------------------
                                                           $10,846        $7,483
                                                           =====================

Current liabilities                                        $ 2,388        $1,736
Advances from MICA                                           2,285         2,620
Long-term debt and capital lease obligations                 4,020         2,385
Partners' equity                                             2,153           742
                                                           ---------------------
                                                           $10,846        $7,483
                                                           =====================

         The Company's share of partners' equity in unconsolidated DMC's is $1,393,000 and $678,000 at December 31, 1994 and 1993, respectively. The Company has recorded valuation allowances at December 31, 1994 and 1993 of $1,788,000 and $1,688,000, respectively and advances to unconsolidated entities of $2,464,000 and $2,808,000, respectively.

STATEMENTS OF OPERATIONS

                                                  Year Ended December 31,
                                         ---------------------------------------
(in thousands)                              1994            1993            1992
--------------------------------------------------------------------------------
Revenues                                 $11,279         $10,986         $12,626
Costs and expenses                         8,587           8,657          10,997
                                         ---------------------------------------
Net income                               $ 2,692         $ 2,329         $ 1,629
                                         =======================================

         The Company's revenues include $744,000, $737,000 and $911,000 for the years ended 1994, 1993 and 1992 respectively from management fees from the unconsolidated DMC's.

         The Company has guaranteed $5,699,000 in capital lease and debt obligations of its unconsolidated DMC's with terms through 2000.

5.       EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Equipment and leasehold improvements are carried at the lower of cost or net realizable value and are summarized as follows:

                                                               December 31,
                                                        -----------------------
(in thousands)                                              1994           1993
-------------------------------------------------------------------------------
Equipment and furniture, net of valuation reserve
    of $7,026 in 1994 and $5,572 in 1993                $ 59,280       $ 61,072
Leasehold improvements                                     3,207          3,212
                                                        -----------------------
                                                          62,487         64,284
Accumulated depreciation and amortization                (33,674)       (28,089)
                                                        -----------------------
                                                        $ 28,813       $ 36,195
                                                        =======================

         Depreciation and amortization are calculated on a straight-line basis over the estimated useful life of the asset or over the lease term, if shorter. Lease terms are generally five to seven years for equipment and furniture and fifteen years for leasehold improvements. Equipment includes assets financed through capital leases of $27,965,000 and $29,965,000 with accumulated amortization of $10,825,000 and $10,297,000 at December 31, 1994 and 1993,
respectively.

         Management intends to sell certain equipment used during the year in the Company's on-going business operations. Accordingly, this equipment has been classified as equipment held for sale at its estimated realizable value at December 31, 1994 and 1993.

6.       INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                                   December 31,
                                                               -----------------
(in thousands)                                                   1994       1993
--------------------------------------------------------------------------------
Excess of purchase price over net assets acquired,
    less accumulated amortization of $142 in 1994              $  742       $ --
Deferred costs, less accumulated amortization
    of $1,464 in 1994 and $1,187 in 1993                          527        831
                                                               -----------------
                                                               $1,269       $831
                                                               =================

         During 1994, the Company acquired certain assets of two imaging centers and additional limited partner units in certain of its DMC's for a total of $657,000 cash and $484,000 promissory notes. Of the total purchase price, $875,000 was allocated to goodwill and is being amortized using the straight-line method over the estimated useful life of the assets which is three years. The Company's results of operations were not materially affected as a result of these acquisitions.

         The Company periodically reviews goodwill to assess recoverability based upon projected cash flows to be received from operating income. If such cash flows are less than the carrying value of goodwill the difference will be charged to expense.

         Deferred costs primarily include debt financing costs incurred in connection with the issuance of debentures which have been deferred and are being amortized on a weighted average basis over the term of the indebtedness.

7.       DEBT

         Long-term debt for equipment financing consists of the following:

                                                                                December 31,
                                                                          -----------------------
(in thousands)                                                                1994           1993
-------------------------------------------------------------------------------------------------
Note payable to a bank - effective interest rate of 10.5%;
     amortization of $50,000 per month;
     final payment due December 31, 1995                                  $    600       $  1,350
Equipment installment loans payable - weighted average interest rate
     of approximately 10%; due at various dates through 2000                17,767         23,465
Capital lease obligations - weighted average interest rate
     of approximately 12%; due at various dates through 1999                18,580         22,412
                                                                          -----------------------
                                                                            36,947         47,227
Less current maturities                                                    (11,541)       (11,718)
                                                                          -----------------------
                                                                          $ 25,406       $ 35,509
                                                                          =======================

         Maturities on notes payable and long-term debt over the next five years are as follows:

(in thousands)
Years Ending December 31,
--------------------------------------------------------------------------------
1995                                                                     $ 6,750
1996                                                                       5,494
1997                                                                       4,203
1998                                                                       1,227
1999                                                                         469
Thereafter                                                                   224
                                                                         -------
                                                                         $18,367
                                                                         =======

         The Company finances certain equipment under capital leases. These capital leases generally have terms of five to seven years. Future minimum payments under capital leases are as follows:

(in thousands)
Years Ending December 31,
-------------------------------------------------------------------------------
1995                                                                   $  6,315
1996                                                                      5,878
1997                                                                      5,288
1998                                                                      2,855
1999                                                                      1,721
Thereafter                                                                 --
                                                                       --------
Total minimum lease payments                                             22,057
   Amounts representing interest                                         (3,477)
                                                                       --------
   Present value of future minimum lease payments                        18,580
      Less amounts due in one year                                       (4,791)
                                                                       --------
      Long-term capital lease obligations                              $ 13,789
                                                                       ========

8.       CONVERTIBLE SUBORDINATED DEBT

         Convertible subordinated debentures are due in 1999 with interest payable semi-annually. The debentures are convertible into MICA Common Stock at $3 per share and may be redeemed by the Company if the closing bid price of the Company's Common Stock on any 20 consecutive trading days has been at least $4.50 per share. The Company is required to redeem the debentures on April 30 as follows: 1995 - $2,800,000; 1996 - $2,800,000; and 1997 - $2,600,000. The final payment of $2,800,000 is due April 30, 1999. The debenture agreement related to this financing contains restrictions on the payment of cash dividends based upon an accumulative net income test with certain adjustments. The debenture agreement also has limitations on the reacquisition of shares and requires a Minimum Consolidated Shareholders' Equity. In addition, the holders of the debentures may require prepayment in excess of the unpaid principal amount, in the event of a change in control of the Company.

         In April of 1993, the convertible subordinated debenture holders agreed to a permanent reduction in the interest rate from 12% to 6% on this debt. In February of 1994, the convertible subordinated debenture holders agreed to exclude the 1993 non-cash charge of approximately $21,500,000 related to goodwill from the definition of Minimum Shareholders' Equity. In return, the Company agreed to an increase in the Minimum Shareholders' Equity covenant from $5,190,000 to $10,000,000. At December 31, 1994, the Company is in compliance with all debt covenants.

9.        COMMITMENTS

         The Company leases its facilities and certain equipment under operating lease agreements with terms ranging from three to twenty years. Certain facility lease agreements provide for rent increases based on the increases in the Consumer Price Index and operating costs. Also, the Company has the option to renew certain facility leases for additional terms varying from five to ten years.

         The Company's consolidated DMC's have entered into multi-year equipment maintenance agreements. Future minimum payments under operating leases and equipment maintenance agreements are as follows:

(in thousands)
Years Ending December 31,
--------------------------------------------------------------------------------
1995                                                                     $ 6,676
1996                                                                       3,794
1997                                                                       2,382
1998                                                                       1,631
1999                                                                         677
Later years                                                                  827
                                                                         -------
Total minimum payments                                                   $15,987
                                                                         =======

         Rent expense under operating leases totalled $8,263,000, $11,509,000, and $16,175,000 for the years ended December 31, 1994, 1993 and 1992, respectively, and is included in Costs of medical services in the Company's consolidated statements of operations.

10.       INCOME TAXES

         The Company accounts for income taxes using FAS Statement No. 109, Accounting for Income Taxes. Statement 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, Statement 109 generally considers all expected future events other than enactments of changes in the tax law or rates.

         At December 31, 1994, the Company had Federal net operating loss carryforwards of approximately $30,900,000 for income tax purposes that expire in 2008. The Company has investment tax credit carryforwards of approximately $418,000 which begin to expire in 1999. In addition, the Company has an alternative minimum tax credit carryforward of approximately $282,000. In accordance with the Internal Revenue Code, the Company's use of its net operating loss carryforwards could be limited in the event of certain cumulative changes in the Company's stock ownership. For financial reporting purposes, a valuation allowance of approximately $14,156,000 has been recognized to offset the deferred tax assets.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                               December 31,
                                                        -----------------------
(in thousands)                                              1994           1993
-------------------------------------------------------------------------------
Deferred tax assets:
    Net operating loss carryforwards                    $ 10,655       $ 13,521
    Valuation reserves                                     5,160          5,868
    Other                                                  4,308          4,169
                                                        -----------------------
        Total deferred tax assets                         20,123         23,558
Valuation allowance for deferred tax assets              (14,156)       (16,224)
                                                        -----------------------
    Net deferred tax assets                                5,967          7,334
                                                        -----------------------
Deferred tax liabilities:
    Tax over financial reporting depreciation              5,967          7,334
                                                        -----------------------

        Total deferred tax liabilities                     5,967          7,334
                                                        -----------------------
        Net deferred tax liabilities                    $     --       $     --
                                                        =======================


         The reconciliation of income tax computed at the U.S. federal statutory tax rates to the income tax provision is as follows:

Year Ended December 31,                                         1994       1993        1992
-------------------------------------------------------------------------------------------
Statutory provision                                            (34.0%)    (34.0%)     (34.0%)
Limitation of benefit on net operating loss                     32.3       16.6        32.6
Non-deductible amortization expense                               --       17.4          --
Other                                                            1.7         --         1.7
                                                               ----------------------------
                                                                  --%        --%         .3%
                                                               ============================

         For the year ended 1992, MICA had a current state tax provision of $60,000. No tax provisions have been recorded for the years ended 1993 and 1994.

11.      SHAREHOLDERS' EQUITY

         Common Stock - At December 31, 1994, the Company had reserved 7,886,667 shares of Common Stock for issuance in connection with the exercise of outstanding stock options and warrants and the conversion of debentures.

         In March 1993, the court approved the settlement of the class action lawsuit brought in 1991 against the Company and certain former officers. The settlement provided for the Company to issue 324,470 shares of its Common Stock at an agreed upon value of $800,000 and for the insurers of the individual defendants to pay $2,650,000. On January 3, 1994, the Company issued 324,470 shares related to the litigation settlement.

         PREFERRED STOCK-SERIES B - In October 1991, the Company's Board of Directors authorized 300,000 shares of Series B Preferred Stock without par value. Each share of Series B Preferred Stock shall entitle the holder thereof to 100 votes on all matters submitted to a vote of the shareholders. Dividends shall begin to accrue and be cumulative on outstanding shares in an amount equal to the greater of one dollar ($1.00) per share or 100 times the aggregate per share amount of any cash or non-cash dividends declared on the Common Stock.

         WARRANTS - The Company issues warrants primarily to directors, underwriters and consultants for various services. Warrants are generally granted at prices equal to the fair market value of the shares on the date of grant. At year end 277,500 warrants were exercisable. Warrant activity during 1994 and 1993 is summarized as follows:

                                                    Number            Price
                                                  of Shares         Per Share
--------------------------------------------------------------------------------
Outstanding at December 31, 1991                  246,000         $8.40 - $13.63
Granted                                           310,000          2.75 -   4.38
Forfeited                                        (165,000)         8.40 -  12.63
                                                --------------------------------

Outstanding at December 31, 1992                  391,000          2.75 -  13.63
Granted                                         2,437,500           .50 -   1.14
Forfeited                                         (81,000)         9.75 -  13.63
                                                --------------------------------

Outstanding at December 31, 1993                2,747,500           .50 -   4.38
Granted                                            35,000           .56 -    .56
Forfeited                                        (205,000)         2.75 -   4.38
                                                --------------------------------

Outstanding at December 31, 1994                2,577,500         $ .50 -  $3.75
                                                ================================


PREFERRED STOCK PURCHASE RIGHTS

         In October 1991, the Company's Board of Directors declared a dividend distribution of one preferred share purchase right (a "Right") for each share of Company Common Stock ("Common Share") outstanding at the close of business on October 18, 1991 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series B Preferred Stock, no par value, at a purchase price of thirty-five dollars ($35.00) per one one-hundredth of a Preferred Share, subject to adjustment. The Board of Directors has also authorized and directed the issuance of one Right with respect to each Common Share that shall become outstanding between the Record Date and the earliest of the Distribution Date (as defined below), the date the Rights are redeemed and the date the Rights expire.

         The Rights will separate from the Common Shares and a Distribution Date will occur upon the earlier of (i) the tenth day following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding Common Shares or (ii) the tenth day following the commencement of or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in a person or group beneficially owning 30% or more of such outstanding Common Shares.

         The Rights are not exercisable until the Distribution Date and will expire at the close of business on October 2, 2001, unless extended. At any time prior to or within 10 days after the Distribution Date, the Board of Directors may redeem the Rights in whole, but not in part, at a price of $.01 per Right. Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including, without limitation, the right to vote or to receive dividends.

12.      RETIREMENT PLAN AND STOCK OPTIONS

         RETIREMENT PLAN - Under Section 401(k) of the Internal Revenue Code the Company instituted a tax deferred retirement plan (the "TDRP") for the benefit of all employees meeting certain minimum eligibility requirements. Under the TDRP, an employee may defer up to 10% of pre-tax earnings, subject to certain limitations, and contribute it to a trusteed plan. The Company will match 50% of an employee's deferred salary up to a maximum of 4% of gross pay. The Company's matching contributions vest over a seven-year period. For the years ended December 31, 1994, 1993 and 1992, the Company contributed $101,000, $135,000, and $94,000, respectively, to match employee contributions.

         STOCK OPTIONS - The Company has been authorized to issue 2,445,000 shares of Common Stock to certain key employees under Stock Option Plans adopted in 1983, 1984, 1985 and 1994. Options are granted at prices equal to the fair market value of the shares at the date of grant and are usually exercisable in cumulative annual increments each year, commencing one year after the date of grant. Activity under the Company's stock option plans during 1994 and 1993 are summarized as follows:

                                                     Number          Price
                                                   of Shares       Per Share
--------------------------------------------------------------------------------
Outstanding at December 31, 1991                    722,900      $2.25 - $11.13
Granted                                             727,500       3.75 -   4.38
Exercised                                           (30,700)      2.25 -   2.75
Forfeited                                          (730,367)      2.25 -  11.13
                                                  -----------------------------

Outstanding at December 31, 1992                    689,333       2.75 -   4.38
Granted                                             614,000        .63 -    .88
Forfeited                                          (529,833)       .63 -   4.38
                                                  -----------------------------

Outstanding at December 31, 1993                    773,500        .63 -   4.38
Granted                                             804,000        .47 -    .72
Exercised                                            (3,332)                .63
Forfeited                                          (490,668)       .47 -   4.38
                                                  -----------------------------

Outstanding at December 31, 1994                  1,083,500      $ .47 - $ 4.38
                                                  =============================


         Options exercisable at December 31, 1994 totalled 479,001 and shares available for future grant at year end totalled 790,927.

13.      SPECIAL CHARGES

         Operating results in 1993 include a non-cash charge of approximately $21,500,000 to write off goodwill associated with prior years' acquisitions and a non-cash charge of $2,000,000 to increase reserves established to reflect uncertainty regarding the realization of certain other assets.

         Operating results in 1992 include a special charge of $10,037,000 to establish reserves for uncertainty regarding the collectability of payments for assets sold under sales-type lease arrangements in 1991 and to adjust certain assets and accounts receivable to net realizable value. The cash portion of the 1992 special charge represents

10% of the total charge and relates to relocation and severance costs associated with the closing of its division office in Illinois. Operating results in 1991 included a special charge of $5,592,000 to establish reserves for costs incurred in the phase-out of the medical suite business and to adjust certain assets and purchase commitments to net realizable value. The cash portion of the 1991 special charge represents 10% of the total charge and relates to costs associated with the phaseout of certain division offices.

14. EXTRAORDINARY GAIN

        The Company financed an equipment acquisition for one of its managed DMCs. The operations of the DMC were unsuccessful and foreclosure proceedings were initiated by the lender. In mitigation of damages, the underlying lender arranged for the sale of the unit which resulted in the forgiveness of MICA's indebtedness. In 1994, the Company recorded a non-cash extraordinary gain of $1.3 million resulting from the forgiveness of debt related to certain MRI equipment.

15. RELATED PARTY TRANSACTIONS

        During the years ended December 31, 1994, 1993 and 1992, the Company reported net revenues of $6,642,000, $6,091,000 and $5,576,000, respectively, which were generated from an entity in which one of the Company's directors has an ownership interest.

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
                                  SCHEDULE II
                   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             ----- ADDITIONS -----

                                              BALANCE AT       CHARGED TO      CHARGED TO                   BALANCE AT
                                              BEGINNING        COSTS AND          OTHER                         END
(in thousands)                                OF PERIOD         EXPENSES         ACOUNTS      DEDUCTIONS     OF PERIOD
----------------------------------------------------------------------------------------------------------------------
YEAR ENDED  12/31/94:
Reserve for bad debts                          $6,883            $1,243           $---          $2,080         $6,046
                                               ======            ======        =======          ======         ======

Reserve for advances to
  unconsolidated centers                       $1,688              $100(1)        $---            $---         $1,788
                                               ======            ======        =======          ======         ======

Amortization of intangibles:
  Excess of purchase price over
    net assets acquired                            $0              $142           $---            $---           $142
                                               ======            ======        =======          ======         ======

Amortization of deferred costs:
  Debt financing costs                           $723              $135           $---            $---           $858
  Pre-opening and
    organization costs                            267               192            ---              77            382
  Indirect lease origination
    costs                                         197                32            ---               5            224
                                               ------            ------        -------          ------         ------
      Total                                    $1,187              $359             $0             $82         $1,464
                                               ======            ======        =======          ======         ======

======================================================================================================================

YEAR ENDED  12/31/93:
Reserve for bad debts                          $5,465            $2,643             $0          $1,225         $6,883
                                               ======            ======        =======          ======         ======

Reserve for contract costs in
  excess of related revenues                     $735              $---           $---            $735(2)          $0
                                               ======            ======        =======          ======         ======

Reserve for advances to
  unconsolidated centers                         $900              $---           $788 (3)         ---         $1,688
                                               ======            ======        =======          ======         ======

Amortization of intangibles:
  Excess of purchase price over
    net assets acquired                        $1,756              $521        ($2,267)(4)         $10             $0
  Covenants not to compete, contracts
    acquired and rights to provide
    MRI equipment                                 574               246           (820)(4)         ---              0
                                               ------            ------        -------          ------         ------
      Total                                    $2,330              $767        ($3,087)            $10             $0
                                               ======            ======        =======          ======         ======

Amortization of deferred costs:
  Debt financing costs                           $588              $135           $---            $---           $723
  Pre-opening and
    organization costs                            203               266            ---             202            267
  Indirect lease origination
    costs                                         228               157            ---             188            197
                                               ------            ------        -------          ------         ------
      Total                                    $1,019              $558             $0            $390         $1,187
                                               ======            ======        =======          ======         ======

======================================================================================================================


(1)  Represents increase in reserve for advances to unconsolidated centers (KC).

(2)  Represents reserves written off due to contracts expiring during 1993.

(3) Represents reclass of general reserve to reserve for advances to unconsolidated centers.

(4)  Represents write off of goodwill.

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
                                  SCHEDULE II
                   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             ----- ADDITIONS -----

                                              BALANCE AT       CHARGED TO      CHARGED TO                   BALANCE AT
                                              BEGINNING        COSTS AND          OTHER                         END
(in thousands)                                OF PERIOD         EXPENSES         ACOUNTS      DEDUCTIONS     OF PERIOD
----------------------------------------------------------------------------------------------------------------------
YEAR ENDED  12/31/92:
Reserve for bad debts                          $3,408            $2,682           $254(1)         $879(2)      $5,465
                                               ======            ======        =======          ======         ======

Reserve for contract costs in
  excess of related revenues                     $900              $500(3)        $---            $665(4)        $735
                                               ======            ======        =======          ======         ======

Reserve for advances to
  unconsolidated centers                         $731              $169           $---             ---           $900
                                               ======            ======        =======          ======         ======

Amortization of intangibles:
  Excess of purchase price over
    net assets acquired                        $1,261              $495           $---              $0         $1,756
  Covenants not to compete, contracts
    acquired and rights to provide
    MRI equipment                                 328               246            ---             ---            574
                                               ------            ------        -------          ------         ------
      Total                                    $1,589              $741             $0              $0         $2,330
                                               ======            ======        =======          ======         ======

Amortization of deferred costs:
  Debt financing costs                           $453              $135             $0            $---           $588
  Pre-opening and
    organization costs                             99               104            ---             ---            203
  Indirect lease origination
    costs                                         400               197            ---             369            228
                                               ------            ------        -------          ------         ------
      Total                                      $952              $436             $0            $369         $1,019
                                               ======            ======        =======          ======         ======
======================================================================================================================


(1) - Represents reserve for bad debt "acquired" in conjunction with the acquisition of additional Limited Partnership interest in the Orlando Diagnostic Center.

(2) - Represents write-off of uncollectible accounts receivable.

(3) - Represents reserve for certain fee-for-service agreements where anticipated future costs exceed anticipated future revenues.

(4) - Represents reserves written off due to contracts expiring during 1992.