Form 10-Q/A
period 1995-03-31
MEDICAL IMAGING CENTERS OF AMERICA INC
filed 1995-09-01
CIK 746712

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q\A

(Mark One)


/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1995, or


/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to
         _______________


                         Commission File Number 0-12787

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                        95-3643045
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                       Identification Number)


  9444 Farnham St., Suite 100
  San Diego, California                                          92123
(Address of principal executive offices)                       (Zip Code)


                                 (619) 560-0110
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X      No
                                 ------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              12,136,560 shares of Common Stock as of May 5, 1995

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                           March 31,            December 31,
(in thousands except share information)                                       1995                 1994
                                                                           ---------            ------------

ASSETS:
Current assets:
  Cash and cash equivalents (includes restricted cash of $643 in
     1995 and $832 in 1994)                                                  $ 8,161              $ 8,524
  Trade and notes receivable, net of allowance for doubtful accounts
     of $5,486 in 1995 and $5,554 in 1994                                      9,154                9,524
  Prepaid expenses and other current assets                                    1,467                1,611
                                                                             -------              -------

    Total current assets                                                      18,782               19,659

Equipment and leasehold improvements, net of accumulated
    depreciation and amortization of $32,979 in 1995 and
    $33,674 in 1994                                                           24,576               28,813
Equipment held for sale, net of accumulated depreciation
    of $2,461 in 1995 and $1,137 in 1994                                         600                  400
Investment in and advances to unconsolidated entities, net of allowance
   for doubtful accounts of $1,788 in 1995 and 1994                            1,752                2,069
Intangible assets, net of accumulated amortization of
    $1,755 in 1995 and $1,606 in 1994                                          1,129                1,269
Other assets                                                                   1,219                1,259
                                                                             -------              -------

                                                                             $48,058              $53,469
                                                                             =======              =======
LIABILITIES AND NET CAPITAL DEFICIENCY:
Current liabilities:
  Current portion long-term debt and capital lease obligations               $11,044              $11,541
  Current portion convertible subordinated debt                                2,800                2,800
  Accounts payable                                                             1,957                2,062
  Accrued payroll and related taxes                                              791                1,493
  Other accrued liabilities                                                    2,575                3,230
                                                                             -------              -------

    Total current liabilities                                                 19,167               21,126

Long-term debt and capital lease obligations                                  21,311               25,406
Minority interest in consolidated partnerships                                 1,317                1,598
Convertible subordinated debt                                                  8,200                8,200
Commitments
Net Capital Deficiency:
  Preferred stock, no par value, 5,000,000 shares authorized;
    Series B preferred shares, no par value, 300,000 shares
    authorized, no shares issued or outstanding                                ---                  ---
  Common stock, no par value, 30,000,000 shares authorized;
    12,136,560 and 12,133,227 shares issued and outstanding at
    March 31, 1995 and December 31, 1994, respectively                        54,473               54,473

  Accumulated deficit                                                        (56,410)             (57,334)
                                                                             -------              -------

      Total Net Capital Deficiency                                            (1,937)              (2,861)
                                                                             -------              -------

                                                                             $48,058              $53,469
                                                                             =======              =======

See accompanying notes.

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Three Months Ended March 31,
                                                             ----------------------------
(in thousands except per share information)                     1995              1994
                                                               -------           -------

REVENUES:
Medical services                                               $12,139           $14,157
Equipment and medical suite sales                                2,036               235
                                                               -------           -------

    Total revenues                                              14,175            14,392

COSTS AND EXPENSES:
Costs of medical services                                        7,406             9,034
Costs of equipment and medical suite sales                       1,542               213
Marketing, general and administrative                              782             1,080
Provision for doubtful accounts                                    268               402
Depreciation and amortization of equipment
   and leasehold improvements                                    2,633             3,048
Amortization of intangibles and deferred costs                     158                93
Equity in net income of unconsolidated entities                   (183)             (127)
Interest expense                                                   919             1,375
Interest income                                                   (154)              (85)
                                                               -------           -------

    Total costs and expenses                                    13,371            15,033
                                                               -------           -------

Income (loss) before minority interest                             804              (641)
Minority interest in net (income) loss of
  consolidated partnerships                                        120               (21)
                                                               -------           -------

Net income (loss)                                                 $924             $(662)
                                                               =======           =======

NET INCOME (LOSS) PER SHARE                                       $.07             $(.05)
                                                               =======           =======

SHARES USED IN PER SHARE AMOUNTS                                12,382            12,123
                                                               =======           =======


See accompanying notes.

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Three Months Ended March 31,
                                                                         ----------------------------
(in thousands)                                                              1995              1994
--------------                                                             ------            ------

OPERATING ACTIVITIES:
Net income (loss)                                                            $924             ($662)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation and amortization                                            2,791             3,141
   Provision for doubtful accounts                                            268               402
   Equity in net income of unconsolidated entities, net of distributions      ---               (11)
   Minority interest in net income (loss) of consolidated partnerships       (120)               21
   Net value of equipment dispositions                                      1,555               227
Change in assets and liabilities
   Decrease in trade receivables                                               27                59
   Decrease in prepaid expenses and other current assets                      133               278
  (Decrease) increase in accounts payable and other accrued liabilities      (702)               30
   Decrease in accrued payroll and related taxes                             (701)             (222)
                                                                           ------            ------

    Net cash provided in operating activities                               4,175             3,263

INVESTING ACTIVITIES:
Capital expenditures                                                         (169)             (461)
Cost of acquisitions                                                          (50)              ---
Investment in and advances to unconsolidated entities, net                    337                96
Other, net                                                                      3                (4)
                                                                           ------            ------

    Net cash used in investing activities                                     121              (369)

FINANCING ACTIVITIES:
Principal payments on long-term debt and capital
  lease obligations                                                        (4,506)           (2,885)
Distribution to minority interests                                           (151)             (317)
Other, net                                                                     (2)              (56)
                                                                           ------            ------

    Net cash used in financing activities                                  (4,659)           (3,258)
                                                                           ------            ------

Net decrease in cash and cash equivalents                                    (363)             (364)
Cash and cash equivalents at beginning of period                            8,524             8,182
                                                                           ------            ------

Cash and cash equivalents at end of period                                 $8,161            $7,818
                                                                           ======            ======

SUPPLEMENTAL CASH FLOW DATA:

   Interest paid                                                             $754            $1,210
                                                                           ======            ======

   Income taxes paid                                                           $6               $11
                                                                           ======            ======

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Additions to capital lease and long-term debt obligations                 $280            $1,754
                                                                           ======            ======

   Retirement of debt and termination of capital lease obligations           $389              $---
                                                                           ======            ======



See accompanying notes.

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The financial statements included herein have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, in the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations of the Company as of and for the periods indicated, have been included.

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

RESULTS OF OPERATIONS

REVENUES FROM MEDICAL SERVICES Revenues for the first quarter declined $1.7 million from $7.1 million in 1994 to $5.4 million in 1995 primarily due to the Company's sale of underperforming assets and termination of certain unprofitable leases and contracts used in its fee-for-service business. Revenues declined $.3 million from $7.1 million in 1994 to $6.8 million in 1995 primarily due to declining trends in both reimbursement and utilization experienced at its DMCs. As noted above, a number of factors exist that could have an impact on the Company's future revenues, including declining prices and an oversupply in the diagnostic equipment market, declining trends in reimbursement and competition in the healthcare industry.

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

COSTS OF MEDICAL SERVICES Costs for the first quarter decreased from $9 million (64% of medical services revenues) in 1994 to $7.4 million (61% of medical services revenues) in 1995, primarily due to the Company's sales of underperforming assets and termination of certain unprofitable leases and contracts used in its fee-for-service business.

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

PROVISION FOR DOUBTFUL ACCOUNTS Provision for doubtful accounts decreased from $.4 million (3% of medical services revenues) in 1994 to $.3 million (2% of medical services revenues) in 1995 based on management's evaluation of accounts receivable.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1995, the Company's cash and cash equivalents totalled $8.2 million; however, the Company had a working capital deficit of $.4 million. The working capital deficit reflects the short-term classification of a $2.8 million mandatory redemption payment made in April towards the Company's convertible subordinated debt. During the first quarter of 1995, cash flows from operations of $4.2 million were offset by payments against long-term debt of $4.5 million.

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


                    MEDICAL IMAGING CENTERS OF AMERICA, INC.




Date : August 31, 1995                            /s/ Robert S. Muehlberg
                                                  ------------------------
                                                  Robert S. Muehlberg
                                                  Chairman of the Board of
                                                  Directors, President and
                                                  Chief Executive Officer




Date : August 31, 1995                            /s/ Denise L. Sunseri
                                                  ------------------------
                                                  Denise L. Sunseri
                                                  Vice President and Chief
                                                  Financial Officer