Form 10-Q
period 1995-09-30
MEDICAL IMAGING CENTERS OF AMERICA INC
filed 1995-11-14
CIK 746712

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1995, or

[ ]      Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from              to
                                                             ------------
         ----------------

                         Commission File Number 0-12787

                    Medical Imaging Centers of America, Inc.
             (Exact name of registrant as specified in its charter)

                 California                               95-3643045
        -------------------------------              ----------------------
        (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)              Identification Number)


          9444 Farnham St., Suite 100
             San Diego, California                           92123
    ----------------------------------------               ----------
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

                             Yes    X      No
                                 --------     --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            2,478,644 shares of Common Stock as of November 8, 1995

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                          September 30,   December 31,
(in thousands except share information)                       1995           1994
---------------------------------------                   -------------   ------------
ASSETS:
Current assets:
  Cash and cash equivalents (includes restricted cash of
     $459 in 1995 and $832 in 1994)                           $10,520      $8,524
  Trade and notes receivable, net of allowance for doubtful
     accounts of $4,956 in 1995 and $5,554 in 1994              7,539       9,524
  Prepaid expenses and other current assets                       934       1,611
                                                              -------     -------
    Total current assets                                       18,993      19,659

Equipment and leasehold improvements, net of accumulated
    depreciation and amortization of $27,402 in 1995 and
    $33,674 in 1994                                            18,287      28,813
Equipment held for sale, net of accumulated depreciation
    of $3,290 in 1995 and $1,137 in 1994                          600         400
Investment in and advances to unconsolidated entities,
   net of allowance for doubtful accounts of $1,788
   in 1995 and 1994                                             1,710       2,069
Intangible assets, net of accumulated amortization of
    $1,845 in 1995 and $1,606 in 1994                             978       1,269
Other assets                                                    1,216       1,259
                                                              -------     -------
                                                              $41,784     $53,469
                                                              =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY):
Current liabilities:
  Current portion long-term debt and capital lease
    obligations                                               $ 8,618     $11,541
  Current portion convertible subordinated debt                 2,800       2,800
  Accounts payable                                              2,542       2,062
  Accrued payroll and related taxes                               529       1,493
  Other accrued liabilities                                     2,559       3,230
                                                              -------     -------
    Total current liabilities                                  17,048      21,126

Long-term debt and capital lease obligations                   15,721      25,406
Minority interest in consolidated partnerships                  1,191       1,598
Convertible subordinated debt                                   5,400       8,200
Commitments
Shareholders' equity (net capital deficiency):
  Preferred stock, no par value, 5,000,000 shares authorized;
      Series B preferred shares, no par value, 300,000 shares
      authorized, no shares issued or outstanding                 ---         ---
  Common stock, no par value, 30,000,000 shares authorized;
      2,472,179 and 2,426,645 shares issued and outstanding at
      September 30, 1995 and December 31, 1994, respectively   54,662      54,473

  Accumulated deficit                                         (52,238)    (57,334)
                                                              -------     -------
      Total shareholders' equity (net capital deficiency)       2,424      (2,861)
                                                              -------     -------
                                                              $41,784     $53,469
                                                              =======     =======

See accompanying notes.

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
                       CONSOLIDATED STATEMENTS OF INCOME


                                                      Three Months Ended September 30,         Nine Months Ended September 30,
                                                      --------------------------------         -------------------------------
(in thousands except per share information)              1995                  1994               1995                 1994
-------------------------------------------           ----------            ----------         ----------           ----------
REVENUES:
Medical services                                         $10,031               $13,910            $33,804              $42,391
Equipment and medical suite sales                          1,006                   532              3,278                1,318
                                                      ----------            ----------         ----------           ----------
    Total revenues                                        11,037                14,442             37,082               43,709

COSTS AND EXPENSES:
Costs of medical services                                  5,814                 8,238             20,306               25,982
Costs of equipment and medical suite sales                 1,006                   484              2,779                1,248
Marketing, general and administrative                        790                 1,072              2,259                3,437
Provision for doubtful accounts                              200                   368                688                1,001
Depreciation and amortization of equipment
   and leasehold improvements                              2,185                 3,075              7,316                9,221
Amortization of intangibles and deferred costs               119                   123                364                  241
Equity in net income of unconsolidated entities             (223)                 (162)              (578)                (439)
Interest expense                                           1,145                 1,307              2,939                4,018
Interest income                                             (121)                 (120)              (381)                (299)
Gain on sale of assets                                    (3,460)                  ---             (3,460)                 ---
                                                      ----------            ----------         ----------           ----------
    Total costs and expenses                               7,455                14,385             32,232               44,410
                                                      ----------            ----------         ----------           ----------
Income (loss) before minority interest                     3,582                    57              4,850                 (701)
Minority interest in net (income) loss of
  consolidated partnerships                                   39                   (26)               246                 (160)
                                                      ----------            ----------         ----------           ----------
Income (loss) before extraordinary gain                    3,621                    31              5,096                 (861)
Extraordinary gain                                           ---                 1,316                ---                1,316
                                                      ----------            ----------         ----------           ----------
Net income                                                $3,621                $1,347             $5,096                 $455
                                                      ==========            ==========         ==========           ==========

PRIMARY EARNINGS PER SHARE:
Income (loss) before extraordinary gain                    $1.37                 $0.01              $1.94               ($0.35)
                                                      ==========            ==========         ==========           ==========
Extraordinary gain                                           ---                 $0.54                ---                $0.54
                                                      ==========            ==========         ==========           ==========
Net income                                                 $1.37                 $0.55              $1.94                $0.19
                                                      ==========            ==========         ==========           ==========

FULLY DILUTED EARNINGS PER SHARE:
Net income                                                 $1.18                 $0.48              $1.72                $0.19
                                                      ==========            ==========         ==========           ==========

SHARES USED IN PER SHARE AMOUNTS:
Primary                                                    2,646                 2,430              2,625                2,430
                                                      ==========            ==========         ==========           ==========
Fully diluted                                              3,193                 3,222              3,254                2,430
                                                      ==========            ==========         ==========           ==========


See accompanying notes.

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
(in thousands)                                                             1995                 1994
--------------                                                          ---------             ---------
OPERATING ACTIVITIES:
Net income                                                                 $5,096                  $455
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                            7,680                 9,462
   Deferred debt interest                                                      79                    95
   Provision for doubtful accounts                                            688                 1,001
   Equity in net income of unconsolidated entities                            ---                  (161)
   Minority interest in net income (loss) of consolidated partnerships       (246)                  160
   Net value of equipment dispositions                                      4,093                 1,543
   Extraordinary gain                                                         ---                (1,316)
Change in assets and liabilities:
   Decrease in trade receivables                                            1,222                   826
   Decrease in prepaid expenses and other current assets                      769                   553
   Decrease in accounts payable and other accrued liabilities                (132)                  (68)
   Decrease in accrued payroll and related taxes                             (964)                 (874)
                                                                        ---------             ---------


    Net cash provided in operating activities                              18,285                11,676

INVESTING ACTIVITIES:
Capital expenditures                                                         (640)               (2,728)
Cost of acquisitions                                                          (60)                 (552)
Investment in and advances to unconsolidated entities, net                    255                   286
Other, net                                                                    (97)                  347
                                                                        ---------             ---------
    Net cash used in investing activities                                    (542)               (2,647)

FINANCING ACTIVITIES:
Principal payments on long-term debt and capital
  lease obligations                                                       (15,785)               (8,795)
Proceeds from issuance of long-term debt                                      ---                   200
Distribution to minority interests                                           (151)                 (590)
Other, net                                                                    189                  (115)
                                                                        ---------             ---------
    Net cash used in financing activities                                 (15,747)               (9,300)
                                                                        ---------             ---------
Net increase (decrease) in cash and cash equivalents                        1,996                  (271)
Cash and cash equivalents at beginning of period                            8,524                 8,182
                                                                        ---------             ---------
Cash and cash equivalents at end of period                                $10,520                $7,911
                                                                        =========             =========

SUPPLEMENTAL CASH FLOW DATA:

   Interest paid                                                           $2,764                $3,758
                                                                        =========             =========
   Income taxes paid                                                         $161                   $42
                                                                        =========             =========

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Additions to capital lease and long-term debt obligations               $1,112                $8,257
                                                                        =========             =========
   Retirement of debt and termination of capital lease obligations           $771                $3,324
                                                                        =========             =========


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

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1994, which are included in the Company's Form 10-K. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1995.

2. Primary and fully diluted net income per share is computed on the basis of weighted average number of common shares outstanding and includes common stock equivalents when their effect is dilutive. For the nine months ended September 30, 1994, common stock equivalents and additional shares from the conversion of debentures were excluded from the net income per share computation as their effect was antidilutive.

3. On July 31, 1995, the Company sold the assets (exclusive of accounts receivable) of its Ultrasound and Nuclear Medicine Division based in Chicago, Illinois (the "Division") to Diagnostic Health Services, Inc. for cash of $3.7 million and the assumption of certain liabilities totaling $5 million. The sale of assets consisted primarily of equipment and resulted in a net gain of $3.5 million to the Company. The following table summarizes the results of operations of the Division sold for the three and nine months ended September 30, 1995:

                                            Three Months Ended Sept. 30,       Nine Months Ended Sept. 30,
                                            ----------------------------       ---------------------------
                                                 1995           1994               1995          1994
                                                 ----           ----               ----          ----
 Medical services revenues                       $413          $1,384             $3,131        $4,247
 Costs of medical services                        331             963              2,144         2,859
 Depreciation and amortization of
   equipment and leasehold improvements            67             245                522           791
 Interest expense                                  10              52                 77           158
                                                 ----          ------             ------        ------
 Operating results                               $  5          $  124             $  388        $  439
                                                 ====          ======             ======        ======

4. The Company effected a one-for-five reverse stock split for shareholders of record on October 16, 1995. The Company's common stock trades on the OTC Bulletin Board under the new symbol "MIGA". All per share data has been restated for all periods presented to give effect to the reverse stock split.

5. No income tax provisions have been recorded for the nine months ended September 30, 1995 and 1994 due to net operating loss carryforwards available for income tax purposes.

6. Certain 1994 amounts have been reclassified to conform with the September 30, 1995 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

BUSINESS Medical Imaging Centers of America, Inc. ("MICA" or the "Company") is a California corporation organized in July 1981 which provides outpatient services and medical equipment rentals to physicians, managed care providers and hospitals. These services include magnetic resonance imaging ("MRI"), computed tomography ("CT"), nuclear medicine and ultrasound. The Company's operations include diagnostic medical centers ("DMCs"), diagnostic equipment rentals, fee-for-service agreements (fixed and mobile), and management, marketing and related support services.

RESULTS OF OPERATIONS

REVENUES FROM MEDICAL SERVICES Revenues for the third quarter declined $3.2 million from $6.7 million in 1994 to $3.5 million in 1995 primarily due to the Company's sale of underperforming assets and termination of certain unprofitable leases and contracts used in its fee-for-service business. The Company's sale of its Division in July of 1995 accounted for $1 million of the decline. Revenues for the third quarter also declined $.7 million from $7.2 million in 1994 to $6.5 million in 1995 primarily due to declining trends in both reimbursement and utilization experienced at its DMCs. Revenues for the nine months ended September 30 declined $7 million from $21 million in 1994 to $14 million in 1995 primarily due to the Company's sale of underperforming assets and termination of certain unprofitable leases and contracts used in its fee-for-service business. The Company's sale of its Division in July of 1995 accounted for $1.1 million of the decline. Revenues for the nine months ended September 30 also declined $1.6 million from $21.4 million in 1994 to $19.8 million in 1995 primarily due to declining trends in both reimbursement and utilization experienced at its DMCs. A number of factors exist that could have an adverse impact on the Company's future revenues, including declining prices and an oversupply in the diagnostic equipment market, declining trends in reimbursement and competition in the healthcare industry.

REVENUES FROM EQUIPMENT AND MEDICAL SUITE SALES Revenues from equipment and medical suite sales for the third quarter increased from $.5 million in 1994 to $1 million in 1995. Revenues for the nine months ended September 30 increased from $1.3 million in 1994 to $3.3 million in 1995. The increase in sales is due to the quantity and type of equipment and medical suites sold and will vary accordingly. The Company intends to sell equipment and its remaining inventory of medical suites in the future, but such sales are subject to market conditions and there can be no assurances that such sales will or will not occur.

COSTS OF MEDICAL SERVICES Costs for the third quarter declined $2.4 million from $8.2 million in 1994 to $5.8 million in 1995. For the nine months ended September 30, costs of medical services declined $5.7 million from $26 million in 1994 to $20.3 million in 1995. The decline was primarily due to the Company's sale of underperforming assets and termination of certain unprofitable leases and contracts used in its fee-for-service business. The Company's sale of its Division in July of 1995 accounted for $.6 million of the decrease in costs for the three months and nine months ended September 30, 1995.

COSTS OF EQUIPMENT AND MEDICAL SUITE SALES Costs of equipment and medical suite sales for the third quarter increased from $.5 million in 1994 to $1 million in 1995. For the nine months ended September 30, costs of equipment and medical suite sales increased from $1.2 million in 1994 to $2.8 million in 1995. The difference in costs is directly related to the quantity and type of equipment and medical suites sold and will vary accordingly.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES Marketing, general and administrative expenses for the third quarter decreased from $1.1 million in 1994 to $.8 million in 1995. Expenses for the nine months ended September 30 decreased from $3.4 million in 1994 to $2.3 million in 1995. The decrease in costs resulted from spending reductions which took place throughout 1994 and continued administrative cost reductions during 1995.

PROVISION FOR DOUBTFUL ACCOUNTS Provision for doubtful accounts for the third quarter decreased from $.4 million (3% of medical services revenues) in 1994 to $.2 million (2% of medical services revenues) in 1995. For the nine months ended September 30, provision for doubtful accounts decreased from $1 million (2% of medical services revenues) in 1994 to $.7 million (2% of medical services revenues) in 1995. The provision for doubtful accounts is based upon management's evaluation of the collectability of accounts receivable.

DEPRECIATION AND AMORTIZATION Depreciation and amortization of equipment and leasehold improvements for the third quarter decreased from $3.2 million in 1994 to $2.3 million in 1995. For the nine months ended September 30, depreciation and amortization decreased from $9.5 million in 1994 to $7.7 million in 1995. This decrease is primarily due to the sale of underperforming assets and termination of certain unprofitable leases used in the fee-for-service business. The Company's sale of its Division in July of 1995 accounted for $.2 million of the decrease in expense for the three months and nine months ended September 30, 1995.

INTEREST EXPENSE Interest expense for the third quarter decreased from $1.3 million in 1994 to $1.1 million in 1995. Interest expense for the nine months ended September 30 decreased from $4 million in 1994 to $2.9 million in 1995. This decrease is primarily due to the sale of underperforming assets and termination of certain unprofitable leases used in the fee-for-service business, offset by a $.5 million charge to interest expense for the buyback in the third quarter of 1995 of a warrant to purchase .3 million shares of the Company's common stock.

GAIN ON SALE OF ASSETS On July 31, 1995, the Company sold the assets (exclusive of accounts receivable) of its Ultrasound and Nuclear Medicine Division based in Chicago, Illinois (the "Division") to Diagnostic Health Services, Inc. for cash of $3.7 million and the assumption of certain liabilities totaling $5 million. The sale of assets consisted primarily of equipment and resulted in a net gain of $3.5 million to the Company.

EXTRAORDINARY GAIN The Company financed an equipment acquisition for one of its managed DMCs. The operations of the DMC were unsuccessful and foreclosure proceedings were initiated by the lender. In mitigation of damages, the underlying lender arranged for the sale of the unit which resulted in the forgiveness of MICA's indebtedness. In the third quarter of 1994, the Company recorded a non-cash gain of $1.3 million resulting from the forgiveness of debt related to certain MRI equipment.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995, the Company's cash and cash equivalents totaled $10.5 million as compared to $8.5 million at December 31, 1994. The increase of $2 million primarily reflects the $3.7 million cash received from the sale of the Division and cash generated from operating activities offset by the $2.8 million mandatory redemption payment made in April of 1995 toward the Company's convertible subordinated debentures.

During the first nine months of 1995, cash flows from operating activities of $18.3 million were offset by payments against long-term debt of $15.8 million (which includes the $2.8 million paid in April 1995 toward the convertible subordinated debentures and $3.9 million paid for the early retirement of debt associated with equipment sales) and capital expenditures of $.6 million. Working capital at September 30, 1995 totaled $1.9 million which reflects cash received from the sale of the Division discussed above.

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

                          PART II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security
         Holders.

         (a)    The Annual Meeting of Shareholders was held on August 23, 1995.

         (b) The matters voted on were the election of directors, the appointment of Ernst & Young LLP as independent auditors for the Company for the year 1995, and authorization of the Board of Directors to effect a one-for-five reverse stock split.

                All of the current and nominated directors of the Company were reelected. The results of the vote were as follows:

                                                                                                Withheld
                                                Votes           Votes             Votes         Authority
                 Name                            For           Against          Abstained         Votes
                 ----                         --------         -------          ---------       ---------
                 Robert S. Muehlberg          9,305,979          --                 --            43,706
                 Denise L. Sunseri            9,305,780          --                 --            43,905
                 E. Keene Wolcott             9,305,980          --                 --            43,705
                 Keith R. Burnett, M.D.       9,305,978          --                 --            43,707
                 Robert G. Ricci, D.O.        9,305,980          --                 --            43,705

                The appointment of Ernst & Young LLP as independent auditors for the Company for the year 1995 was approved by more than 50% of the vote cast. The results of the vote were as follows:

                                                Votes           Votes             Votes
                 Name                            For           Against          Abstained        Non-votes
                 ----                         --------         -------          ---------        ---------
                 Appointment of Auditors      9,183,622         53,016             12,025         101,022

                The proposal with respect to authorization of the Board of Directors to effect the one-for-five reverse stock split was approved by more than 50% of the vote cast. The results of the vote were as follows:

                                                Votes           Votes             Votes
                 Name                            For           Against          Abstained        Non-votes
                 ----                         --------         -------          ---------        ---------
                 One-for Five Reverse
                     Stock Split              8,891,842        226,484            96,359          135,000

Item 6.  Exhibits and Reports on Form 8-K:

         (a)    Exhibits:

                Exhibit 11 - Computation of Earnings per Share

         (b)    Reports:

                A Form 8-K was filed under Item 2 and proforma financial statements were submitted on August 11, 1995 regarding the sale of the assets of the Company's Ultrasound and Nuclear Medicine Division.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       MEDICAL IMAGING CENTERS OF AMERICA, INC.




Date: November 13, 1995                   /s/ Robert S. Muehlberg
                                          -------------------------------------
                                          Robert S. Muehlberg
                                          Chairman of the Board of Directors,
                                          President and Chief Executive Officer




Date: November 13, 1995                   /s/ Denise L. Sunseri
                                          -------------------------------------
                                          Denise L. Sunseri
                                          Vice President and
                                          Chief Financial Officer