Form 10-K
period 1995-12-31
MEDICAL IMAGING CENTERS OF AMERICA INC
filed 1996-03-27
CIK 746712

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K

(Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended December 31, 1995, or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) - For the transition period from ________ to ________

                         Commission File Number 0-12787

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
             (Exact name of Registrant as specified in its charter)

        California                                      95-3643045
(State of Incorporation)                    (I.R.S. Employer Identification No.)

9444 Farnham Street, Suite 100, San Diego, California                   92123
(Address of principal executive offices)                              (Zip Code)

                                 (619)  560-0110
              (Registrant s telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X        No
                                               -----          -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   / /

         The approximate aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 19, 1996 (based on the closing price as reported on the OTC Bulletin Board on that date): $24,366,123.

         As of March 19, 1996 the Registrant had outstanding 2,671,724 shares of Common Stock, no par value.


                      DOCUMENTS INCORPORATED BY REFERENCE

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
                    FOR FISCAL YEAR ENDED DECEMBER 31, 1995
                            FORM 10-K ANNUAL REPORT
                                     INDEX

PART I                                                                                            Page
------                                                                                            ----
           Item 1.    Business                                                                      3

           Item 2.    Properties                                                                    8

           Item 3.    Legal Proceedings                                                             8

           Item 4.    Submission of Matters to a Vote of Shareholders                               9


PART II
-------

           Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters        10

           Item 6.    Selected Financial Data                                                      10

           Item 7.    Management's Discussion and Analysis of Financial Condition                  11
                      and Results of Operations

           Item 8.    Financial Statements and Supplementary Data                                  14

           Item 9.    Changes in and Disagreements with Accountants on Accounting                  14
                      and Financial Disclosure


PART III
--------

           Item 10.   Directors and Executive Officers of the Registrant                           15

           Item 11.   Executive Compensation                                                       17

           Item 12.   Security Ownership of Certain Beneficial Owners and Management               20

           Item 13.   Certain Relationships and Related Transactions                               21


PART IV
-------

           Item 14.   Exhibits, Financial Statement Schedules, Reports on Form 8-K                 22

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

         MICA's strategy is to expand the range and extent of the diagnostic imaging services provided to its customers.

MEDICAL DIAGNOSTIC IMAGING INDUSTRY

         Medical diagnostic imaging systems facilitate the diagnosis of disease and disorders at an early stage, often minimizing the amount and cost of care needed to stabilize or cure the patient and frequently obviating the need for invasive diagnostic procedures, such as exploratory surgery. Diagnostic imaging systems are based on the ability of energy waves to penetrate human tissue and generate images of the body which can be displayed either on film or on a video monitor. Imaging systems have evolved from conventional X-ray to the advanced technologies of MRI, CT, nuclear medicine and ultrasound. The use of these technologies has grown significantly in the United States during the last several years due to increasing acceptance by physicians of the value of diagnostic imaging technologies in the early diagnosis of disease, the expanding applications of MRI and ultrasound (partially because they do not involve X-ray radiation) and the growing patient base attributable to an aging population.

         Due to capital restrictions, hospitals utilize third parties, such as MICA, to provide these technologies and related services. To remain viable in a highly competitive industry, hospitals seek to offer diagnostic imaging equipment and services to retain and expand their referring physician base.

RANGE OF SERVICES

         The needs of a particular hospital or physician group ("Customer") determine the extent of the following services, which MICA can deliver either through a full service DMC or on a fee-for-service basis.

         MANAGEMENT. Each DMC is staffed by administrative and technical personnel who provide day-to-day management of operations including staffing, billing and collection, purchasing of medical supplies and film and supervision of maintenance and quality control.

         EQUIPMENT AND RELATED SERVICES. Drawing upon its operating experience and relationships with leading equipment manufacturers, MICA consults with each Customer to identify the equipment best suited to meet the Customer s needs on a cost-effective basis. The appropriate equipment is acquired through purchase or lease by MICA. In addition, MICA assists the Customer in complying with licensing and other regulatory requirements related to the siting of the equipment. In conjunction with the installation of the equipment, MICA typically enters into maintenance agreements with equipment manufacturers or other third parties to service the newly installed equipment.

         TECHNICAL AND SUPPORT STAFFING. MICA provides training and educational programs for its own technologists as well as the Customer s technologists. At a DMC, support personnel (receptionist, transcriptionists, couriers and technical aids) are also provided by MICA.

         MARKETING. MICA provides its Customers with marketing services, including the design of a marketing program to educate the referral base as to the diagnostic imaging services available at the facility. MICA provides expanded marketing services to patient referral sources, including HMOs and other health plans.

         DIAGNOSTIC MEDICAL CENTERS. DMCs provide diagnostic imaging services in an outpatient environment. In addition to the equipment, MICA also provides the management of all technical and support staff; marketing services; patient scheduling, billing and collection services; and management information systems. Staffing for a DMC typically requires six to twenty non-physician personnel.

         The typical arrangement for a DMC is a limited partnership (with MICA as the managing general partner) which provides for a sharing of earnings between MICA and its partners. In addition, MICA receives management fees of 4-10% of collected revenues. The Company carefully selects its DMC partners and generally requires exclusive contracts. MICA funds net operating losses of the DMCs.

         Set forth below is a table of MICA's DMCs with a listing of respective opening dates and services provided at each location. In 1992, the Company also established a freestanding radiation therapy center as a joint venture with a Florida Columbia/HCA hospital.

                                                                  Services by Technology
                                                ---------------------------------------------------------
                                 Opening                                             Nuclear
         DMC Location             Date          MRI          CT     Ultrasound       Medicine     Other(1)
         -------------------------------------------------------------------------------------------------
         Long Beach, CA           12/84          x           x          x                x            x
         Bakersfield, CA           5/85          x           x          x                --           x
         Kansas City, MO           5/85          x           --         --               --           --
         Portland, OR             12/85          x           x          x                --           x
         Huntington Beach, CA     12/85          x           x          x                x            x
         Orlando, FL               6/87          x           x          x                x            x
         Newport Beach, CA         9/87          x           x          x                x            x
         Gainesville, FL           3/90          x           x          --               --           --
         Renton, WA                3/90          x           --         --               --           --
         Bradenton, FL             5/90          x           x          --               --           --
         Phoenix, AZ(3)            8/91          x           x          x                --           --
         Westlake Village, CA     10/91          x           --         --               --           --
         Ft. Myers, FL             3/92          x           --         --               --           --
         Milford, DE               3/92          x           --         --               --           --
         Laguna Niguel, CA         6/92          x           --         --               --           --
         Chalmette, LA             6/92          x           --         --               --           --
         Santa Maria, CA           8/92          x           --         --               --           --
         Downey, CA                7/94          x           --         --               --           --
         Deltona, FL(2)            4/95          x           --         --               --           x
         -------------------------------------------------------------------------------------------------

         (1) Other services consist principally of mammography and X-ray.
         (2) DMC sold or closed in 1995.
         (3) MICA provides only management services to this DMC.

    FEE-FOR-SERVICE. Under a typical fee-for-service arrangement, MICA furnishes the Customer with appropriate equipment and bills the Customer for the number of patient procedures performed each month. Under certain fee-for-service arrangements, the Customer agrees to a monthly guaranteed minimum payment. The Company contracts to provide services for a term ranging
from one month to three years.   Based upon the Customer s service
requirements, MICA installs or makes equipment available. A mobile unit is totally self-contained and typically provides services to a number of Customers. During 1995, the Company provided diagnostic imaging services to approximately 120 Customers in 20 states under fee-for-service arrangements. In July of 1995, the Company'sold its ultrasound/nuclear medicine business which accounted for 72 Customers in 11 states under fee-for-service arrangements. Of the 120 customers serviced in 1995, 51 Customers received service on site and the remaining Customers received service by one of the Company's mobile units.

MEDICAL SERVICES REVENUE MIX

    The following table summarizes the Company's medical services revenues on a percentage basis by type of arrangement for each of the three years in the period ended December 31, 1995.

                                      Years ended December 31,
                                   ------------------------------
                                   1995         1994         1993
                                   ----         ----         ----
         DMC                       61%          51%          45%

         Fee-for-Service
              Fixed                27%          34%          31%
              Mobile               12%          15%          24%

TECHNOLOGY SOURCES

         MICA obtains its diagnostic imaging equipment from various manufacturers including The General Electric Company and Hitachi Medical Systems America, Inc. Costs to acquire various new equipment are as follows:

         Equipment                                           Price Range
         ---------------------------------------------------------------------
         MRI                                          $ 700,000 to $ 1,500,000
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

RISK FACTORS AND CERTAIN CAUTIONARY STATEMENTS

        The Company's business is subject to a number of risks, some of which are beyond the Company's control. Such risks in some cases have affected the Company's results, and in the future could cause the Company's actual results for the first quarter of 1996, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The following discussion highlights some of these risks:

         OBSOLESCENCE. MICA attempts to select equipment that will remain commercially viable for the duration of its financing term. Technology, however, as it relates to MRI and CT has advanced rapidly over the past several years and all of the Company's equipment is subject to the risk of obsolescence and deterioration of fair market value. The Company routinely reviews its equipment portfolio to determine that its carrying value is the lower of cost or net realizable value.

         CREDIT RISK. MICA typically bills the patient for both the charges of the radiologist and the charges for the technical services of the DMC. By undertaking the responsibility for patient billing and collection activities, MICA assumes the credit risk presented by the patient base, as well as the risk of payment delays attendant to reimbursement through governmental programs or third party payors. The Company estimates that 63% of the DMC's payors are insurance companies, HMO/PPOs or self-paying patients.

         EQUIPMENT UTILIZATION. Under fee-for-service contracts that do not require minimum payments, MICA assumes the risk that revenues generated through utilization of its equipment will be sufficient to meet MICA's financial obligations to lenders and lessors. The Company attempts to finance its acquisition of equipment and match the amortization period of such financial obligation to the term of the Customer s contract. However, the amortization period for specific equipment may extend beyond the term of the related contract, requiring MICA to fund any resulting negative cash flow in the event that it cannot redeploy the equipment.

         GOVERNMENT REGULATION. The Omnibus Budget Reconciliation Act of 1993 ("OBRA 93"), sometimes referred to as "Stark II," includes federal legislation on physician self-referrals regarding Medicare/Medicaid patients. The new legislation, which became effective January 1, 1995, prohibits physician referrals to non-hospital health facilities in which the referring physician has a "financial interest."

         On January 1, 1995, the Physician Ownership and Referral Act of 1993 ("PORA") became effective in the state of California. PORA prohibits a physician from referring patients for covered services including diagnostic imaging if the physician (or his or her immediate family) has a "financial interest" in an entity that receives the referral in the state of California. MICA currently is in the process of acquiring the partnership units owned by a limited number of physicians who refer patients to MICA's DMCs. It is not anticipated that such acquisitions will require significant capital. MICA is unable to predict at this time what impact PORA will have upon the demand for its equipment and services.

Florida's Patient Self-Referral Act of 1992 might also affect MICA's business. Part of the Act imposes a fee schedule on all providers of diagnostic imaging services and radiation therapy services which limits fees to no more than 115% of the Medicare limiting charge for non-participating physicians for such services (the "Fee Cap"), including technical and professional components. The statute specifically excludes hospitals and physician group practices from the Fee Cap. The Company's four imaging centers in Florida, as currently operated, would be subject to the Fee Cap and would be severely impacted if the Fee Cap ever became effective. In July 1992, however, the United States District Court for the Northern District of Florida granted a permanent injunction, finding the statute violative of the equal protection clause of the United States Constitution and the Florida Constitution. The state filed a notice of appeal from this judgment. On February 15, 1994, the United States Court of Appeals for the Eleventh Circuit reversed the decision of the lower court. The Company has filed a petition for rehearing with the Eleventh Circuit. In a later proceeding, the Company joined with other plaintiffs and plaintiff-intervenors in a separate effort to defeat the Fee Cap provision. In February 1995, a Florida court issued an order granting final summary judgment that the Fee Caps were unconstitutional for providers of diagnostic imaging services. The state court's ruling was upheld on appeal. As a result of the state court's decision, MICA is not subject to the Fee Caps. Although MICA and two Florida courts have held that the Fee Caps violate the Florida Constitution, there can be no assurances that their decisions will not be reversed, that the Fee Caps will ultimately be found to be unconstitutional or that the Fee Caps will not be reinstated retroactively to the initial effective date.

         MICA's business also is affected by Certificate-of-Need ("CON") programs implemented in a number of states and by existing governmental regulations regarding expenditures for medical technology by hospitals. CON programs vary considerably from state to state. CON agencies primarily control the distribution and physical allocation of technological equipment among healthcare institutions, frequently determining which institutions may acquire new technologies. Such determinations are based on broad concepts of "need," using various criteria and weighing the relative need demonstrated by competing CON applicants to ensure the equitable allocation of new technology among hospitals. To date, the CON laws and regulations and state rate commissions have not had a material effect on MICA's business, although there is no assurance that the laws and regulations will not change or that rate commissions will not take actions that may adversely affect MICA's business.

         MICA's operations are subject to a variety of governmental and regulatory requirements. For example, the storage, use and disposal of radioactive materials in nuclear medicine is subject to regulation by Federal and State governmental authorities, including the United States Food and Drug Administration, the Department of Health and Human Services, the Health Care Finance Administration ("HCFA"), and the Nuclear Regulatory Commission ("NRC"). Additionally, MICA personnel must be licensed to operate certain equipment, and the physicians practicing at its DMCs must have a Medicare/Medicaid provider number to receive government reimbursement. MICA believes it is in compliance with applicable laws and regulations.

         MEDICAL REIMBURSEMENT PROGRAMS. A substantial portion of the Company's revenue is attributable to payments made by government-sponsored healthcare programs and other third party payors. From time to time the Federal government has proposed limiting reimbursement for imaging services. Any change in reimbursement regulations, or the enactment of legislation that would have the effect of placing material limitations on the amount of reimbursement for imaging services, could adversely affect the operations of MICA.

         In November 1991, HCFA issued regulations which implemented a resource-based relative value scale ("RBRVS") payment system effective for services furnished by physicians or incident to physician services on or after January 1, 1992. The RBRVS fee schedule was fully effective in January 1995. For radiology, the change in fee schedules has resulted in substantially lower reimbursement for services provided to Medicare-eligible patients. Because MICA's fees for services to Medicare-eligible patients are subject to the fee schedule for radiology procedures, this change has resulted in lower reimbursement for services provided by MICA to Medicare-eligible patients. MICA is unable to predict at this time what impact these regulations will have upon demand for its equipment and services.

         The Medicare/Medicaid Anti-Fraud and Abuse Statute (the "Anti-Kickback Statute") prohibits certain actions or practices deemed by Congress to be fraudulent or abusive in nature. Provisions of the Anti-Kickback Statute, known generally as the "Safe Harbor Regulations," provide that compliance with an applicable Safe Harbor would immunize that arrangement from criminal prosecution or exclusion from the Medicare and Medicaid programs. To the extent that a particular MICA arrangement complies with an applicable Safe Harbor, MICA is guaranteed immunity from criminal prosecution or exclusion from the Medicare and Medicaid programs based upon its participation in the arrangement. Although some of MICA's arrangements may not comply with all criteria contained in an applicable Safe Harbor, and therefore such arrangements would not be entitled to Safe Harbor immunity, MICA believes that its business structure and practices do not violate the Anti-Kickback Statute.

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

         HEALTHCARE REFORM. The public has recently focused significant attention on reforming the healthcare system in the United States. Within the past two years, a broad range of healthcare reform measures have been introduced in Congress and in certain state legislatures. Legislative interest recently has also focused on the role of HMOs in the provision of healthcare and the effect of managed care reimbursement mechanisms on healthcare service utilization and quality of service. It is not clear at this time what proposals, if any, will be adopted or, if adopted what effect, if any, such proposals would have on the Company's business. There can be no assurance that any proposals adopted would be coordinated at the federal or state level, and therefore the Company, as a national participant in the healthcare industry, is subject to varying state regulatory environments. Certain proposals, such as cutbacks in the Medicare and Medicaid programs, containment of healthcare costs that could include a freeze on prices charged by physicians, hospitals or other healthcare providers, and greater state flexibility in the administration of Medicaid, could adversely affect the Company. There can be no assurance that currently proposed or future healthcare programs, laws, regulations or policies will not have a material adverse effect on the Company's operating results.

         COMPETITION. The healthcare industry in general, and the market for medical diagnostic imaging services in particular, are highly competitive. MICA s DMCs and its fee-for-service operations compete for patients with hospitals, managed care groups and other DMCs. The Company also competes with equipment manufacturers, leasing companies, physician groups and other providers of medical diagnostic imaging services. Many of these competitors have substantially greater resources than MICA. MICA competes based on its reputation for the dependability and quality of its services.

         INSURANCE. MICA carries workers compensation insurance, comprehensive and general liability coverage, fire and allied perils coverage. MICA maintains professional liability and general liability insurance for all owned facilities in the single limit amount of $10 million. There can be no assurance that potential claims will not exceed this amount. MICA also requires that physicians practicing at the DMCs carry medical malpractice insurance to cover their individual practices. The physicians are personally responsible for the costs of the insurance.

EMPLOYEES

         At December 31, 1995, MICA had 248 full-time employees including 224 employees at DMC and fee-for-service locations and 24 employees at the corporate office. Under Section 401(k) of the Internal Revenue Code the Company instituted a tax deferred retirement plan, whereby the Company will match 50% of an employee's deferred salary up to a maximum of 6% of gross pay, for a maximum matching contribution of 3%. MICA has stock option plans for officers, directors, key employees and consultants of the Company. Grants of options under such plans are subject to approval of the Compensation/Stock Option Committee of the Board of Directors.

                 Item 2.          Properties

         The Company's executive offices are located at 9444 Farnham Street, Suite 100, San Diego, California 92123. The Company occupies approximately 11,900 square feet of space pursuant to a two year lease extension which expires March 31, 1996.

                 Item 3.          Legal Proceedings

         On January 10, 1996, the Company commenced litigation in the United States District Court for the Southern District of California (the "Court") against Steel Partners II, L.P., ("Steel") and certain of its affiliates (together with Steel, the "Steel Defendants") alleging that the Steel Defendants violated certain federal securities laws and state tort laws in connection with their acquisition of Common Stock and their proxy solicitation. The Company's complaint alleged, among other matters, that the Steel Defendants violated Section 13(d) of the Securities Exchange Act of 1934 by, among other things, filing false and misleading Schedules 13D that failed to disclose the Steel Defendants' true ownership of Common Stock and their true intent to attempt to take control of the Company. The complaint also alleged that the Steel Defendants tortiously interfered with the Company's economic relations with a lender of the Company by, among other things, claiming to have enough control of the Company to have instructed the Company to stop making payments to its lenders.

         The complaint sought, among other things, to have the Court preliminarily and permanently enjoin the Steel Defendants' proxy solicitation and their acquisition and voting of shares of Common Stock, and damages for the Steel Defendants' tortious interference with the Company's economic relations. The complaint further sought to have the Court require the Steel Defendants to publicly disclose their beneficial ownership of 20% or more of the Common Stock and declare that the Steel Defendants have thereby become an "Acquiring Person" for purposes of the Company's Shareholder Rights Plan (the "Rights Plan"), enabling all of the Company's shareholders other than the Steel Defendants to purchase shares of Common Stock at bargain prices, under certain circumstances.

         On January 19, 1996, a federal magistrate denied the Company's application for expedited discovery and granted the Steel Defendants' application for a stay of discovery. On February 7, 1996, the Court upheld the federal magistrate's ruling, scheduled a hearing on the Steel Defendants' motion to dismiss the Company's complaint, which was filed on January 17, 1996, for February 14, 1996 and scheduled a hearing on the Company's motion for a preliminary injunction for February 23, 1996. On February 14, 1996, the Court denied the Steel Defendants' motion to dismiss, thereby lifting the stay on discovery. Also on February 14, 1996, a federal magistrate granted the Company's application for expedited discovery.

         On February 15, 1996, Steel commenced litigation in the United States District Court for the Southern District of California against the Company alleging that the Rights Plan violates California law because, among other things, it discriminates among the Company's shareholders under certain circumstances. Steel's complaint sought, among other things, to have the Court enjoin the Company from permitting the separation or distribution of any rights pursuant to the Rights Plan and declare the Rights Plan invalid.

         On February 23, 1996, Judge Rudi Brewster of the United States District Court for the Southern District of California issued a preliminary injunction based on his finding that the Company had demonstrated that there was sufficient evidence to show probable success on the merits of the Company's claim that Steel had violated the requirements of Section 13(d) of the Securities Exchange Act of 1934 by failing to disclose its unidentified foreign investor. Judge Brewster also found sufficient evidence to show probable success on the merits of the Company's claim that brokerage customers of Jack Howard, an affiliate of Steel, were members of a "group" which included Steel.

         On March 19, 1996, the Company and certain of its affiliates, on the one hand, and Steel and certain of its affiliates, on the other hand, entered into an Agreement of Compromise and Settlement (the "Settlement Agreement"). The Settlement Agreement calls for the dismissal of all pending litigation between Steel and the Company and provides for mutual releases between the Company and its affiliates and Steel and its affiliates. The Settlement Agreement also provides that the February 26, 1996 Special Meeting of Shareholders will be adjourned without any final report from the Inspector of Elections, leaving the current Board of Directors in place.

         Pursuant to the Settlement Agreement, the Company is required to initiate a process to sell or merge the Company (the "Auction Process"). The Company's financial advisor, Batchelder & Partners, Inc., will advise the Company in connection with the sale or merger process. If the process does not result in an announcement by the Company of a sale or merger transaction by June 19, 1996, a definitive agreement for a sale or merger transaction by

July 19, 1996, or the consummation of a sale or merger transaction by November 19, 1996, the current members of the Company's Board of Directors will resign from their positions and be replaced by designees of Steel.

         The Settlement Agreement calls for the company to amend the severance agreement of the Company's chief executive officer and chief financial officer to provide that the Company's failure to meet such deadlines shall constitute an "involuntary termination" for purposes of their respective severance packages. In the meantime, Steel has agreed that it will not, and will cause its affiliates not to, acquire or offer to acquire, directly or indirectly, by purchase or otherwise, beneficial ownership of any of the Company's securities during the Auction Process.

         The Settlement Agreement also requires the Company to redeem all outstanding Rights issued pursuant to the Company's shareholder rights plan and prohibits the Company from enacting a new shareholder rights plan without the prior written consent of Steel.

         Simultaneous with its entering into the settlement, the Company entered into a Standstill Agreement with Arrowhead Holdings Corporation, a Delaware corporation ("Arrowhead"), containing substantially the same terms as the Settlement Agreement (the "Arrowhead Agreement"). The Arrowhead Agreement, like the Settlement Agreement, provides that the Company'shall begin an auction process for the sale or merger of the Company and shall redeem all outstanding Rights granted pursuant to the shareholder rights plan. The Arrowhead Agreement also contains mutual release provisions and prohibits Arrowhead from acquiring beneficial ownership of the Company's securities.

         Pursuant to the Settlement Agreement, the Company has agreed to reimburse Steel for expenses up to $425,000 incurred by Steel in connection with its solicitation of proxies for the February 26, 1996 Special Meeting of Shareholders. No amounts have been reflected in the financial statements as of December 31, 1995 with regard to expenses reimbursed to Steel.

         MICA is also a party to litigation arising in the normal course of its business. MICA does not believe the results of such litigation, even if determined adversely to MICA, would have a material effect on its financial position.

                 Item 4.     Submission of Matters to a Vote of Shareholders

         None.

                                    PART II

                 Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

          MICA has not paid and does not presently intend to pay cash dividends on its Common Stock. Future dividends on the Common Stock will depend on business and financial conditions, earnings and other factors and are subject to declaration by MICA's Board of Directors at its discretion. Payment of dividends is also restricted by the terms of the Company's 1989 convertible subordinated debentures (see Note 9 to the consolidated financial statements).

         At March 19, 1996, MICA had approximately 3,000 beneficial owners of the Common Stock. Effective June 23, 1994, MICA's Common Stock was delisted for non-compliance with the capital requirements of the National Association of Securities Dealers, Inc. and is no longer included for quotation on the Nasdaq Stock Market's National Market (the "Nasdaq National Market"). The Common Stock is traded on the OTC Bulletin Board under the symbol "MIGA".

         The following table sets forth, for the periods indicated, the high and low bid prices of the Common Stock, as reported by the Nasdaq National Market and the OTC Bulletin Board, respectively, for the last two years. Information in this table has been adjusted to reflect the one-for-five reverse stock split effected in October 1995. These quotations represent prices between dealers and do not include retail markups, markdowns, commissions or other adjustments, and may not represent actual transactions.

                                 1995                             1994
                              Common Stock                    Common Stock
                         ----------------------          ----------------------
Quarter                  High              Low           High              Low
-------------------------------------------------------------------------------
1st                      $5.00            $3.13          $4.38            $2.19
2nd                       8.13             4.22           3.75             1.88
3rd                       9.06             6.25           5.00             1.85
4th                       8.25             5.94           5.00             3.44

                 Item 6.     Selected Financial Data

                                                                          Year ended December 31,
                                                         -----------------------------------------------------------
(In thousands, except per share information)               1995         1994         1993         1992         1991
--------------------------------------------------------------------------------------------------------------------
SELECTED OPERATING DATA:
Total revenues                                           $  46,537    $ 57,306     $ 68,797    $  84,558    $ 88,079
Medical services revenues                                $  43,192    $ 55,440     $ 65,786    $  74,258    $ 73,926
Income (loss) before extraordinary gain                  $   5,656    $ (1,810)    $(29,613)   $ (20,342)   $(10,449)
Extraordinary gain                                       $      --    $  1,316     $     --    $      --    $     --
Net income (loss)                                        $   5,656    $   (494)    $(29,613)   $ (20,342)   $(10,449)
Net income (loss) per share(1)
    Primary
         Income (loss) before extraordinary gain         $    2.19    $   (.75)    $ (12.54)   $   (8.62)   $  (4.51)
         Extraordinary gain                              $      --    $    .55     $     --    $      --    $     --
         Net income (loss)                               $    2.19    $   (.20)    $ (12.54)   $   (8.62)   $  (4.51)
    Fully diluted earnings per share                     $    1.96    $   (.20)    $ (12.54)   $   (8.62)   $  (4.51)
    Weighted average primary shares outstanding              2,585       2,426        2,361        2,360       2,316
    Weighted average fully diluted shares outstanding        3,219       2,426        2,361        2,360       2,316

SELECTED BALANCE SHEET DATA:
Cash                                                     $  10,732    $  8,524     $  8,182    $   4,862    $  7,328
Working capital (deficit)                                $     337    $ (1,728)    $  3,421    $    (673)   $  9,046
Total assets                                             $  39,648    $ 53,469     $ 65,697    $ 108,928    $125,567
Convertible debentures                                   $   5,400    $  8,200     $ 11,000    $  11,000    $ 11,000
Long-term debt and capital lease obligations             $  11,182    $ 25,206     $ 35,509    $  45,120    $ 43,706
Shareholders' equity (net capital deficiency)            $   3,013    $ (2,861)    $ (2,370)   $  27,243    $ 46,715

(1) The Company effected a one-for-five reverse stock split for shareholders of record on October 16, 1995. All per share data has been restated for all periods presented to give effect to the reverse stock split.

                 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL OPERATING TRENDS AND OUTLOOK

         Medical services revenues declined during 1995 primarily due to the Company's termination of unprofitable fee-for-service contracts and sales of underperforming assets used in the fee-for-service business. In view of the historical unprofitability and uncertainty regarding its fee-for-service business, the Company plans to sell equipment as related hospital contracts expire. As such, the Company believes that revenues from its fee-for-service business, which accounted for 39% of 1995 medical services revenues, will continue to decline. Revenues earned by the Company's DMCs in 1995 were negatively affected by declining reimbursement which is the direct result of cost containment efforts at the state and federal level as well as efforts by insurer and payor groups to reduce healthcare costs. MICA expects the decline in reimbursement trends to continue in the future. The Company's strategy is to offset the decline in reimbursement by securing managed care contracts and developing strategic alliances with hospitals and other healthcare providers to increase the utilization of its diagnostic imaging services. By positioning itself to take greater advantage of managed care contracts, thereby increasing the utilization of its services, management believes that it can maintain its DMC revenues. Although there can be no assurances, the Company believes that declining reimbursement trends can be offset with increased utilization so that such trends will not have a significant negative impact on the Company's operating results or its liquidity in the future.

         Management believes that the actions taken in 1995 to terminate unprofitable contracts, sell underperforming assets and renegotiate various maintenance and lease agreements have positioned the Company to continue to operate given the current reimbursement dynamics of the diagnostic imaging industry. Management believes that its cash on hand at yearend and cashflow from future operations will be sufficient to meet the Company's obligations as they come due.

         Although the Company cannot accurately anticipate the effect of inflation on its operations, it does not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on its net sales or results of operations.

         The foregoing statements include forward looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are those discussed in Item 1 above under the caption "Risk Factors and Certain Cautionary Statements."

RESULTS OF OPERATIONS

1995 COMPARED TO 1994

REVENUES FROM MEDICAL SERVICES. Revenues from its DMCs declined $2 million from $28.3 million in 1994 to $26.3 million in 1995 primarily due to declining trends in both reimbursement and utilization. Revenues from its fee-for-service business declined $10.2 million from $27.1 million in 1994 to $16.9 million in 1995 primarily due to the Company's sale of underperforming assets and termination of certain unprofitable leases and contracts used in its fee-for-service business and the Company's sale of its Chicago- based ultrasound and nuclear medicine division (the "Division") in July 1995 which accounted for $2.5 million of the decline. As noted above, a number of factors exist that could have an impact on the Company's future revenues, including declining prices and an oversupply in the diagnostic equipment market, declining trends in reimbursement and competition in the healthcare industry.

REVENUES FROM EQUIPMENT AND MEDICAL SUITE SALES. Revenues from equipment and medical suite sales increased from $1.9 million in 1994 to $3.3 million in 1995. The increase in sales is due to the quantity and type of equipment and medical suites sold and will vary accordingly. The Company intends to sell equipment and its remaining inventory of medical suites in the future, but such sales are subject to market conditions and there can be no assurances that such sales will or will not occur.

COSTS OF MEDICAL SERVICES. Costs of medical services from its DMCs decreased from $18.2 million (33% of medical services revenues) in 1994 to $16.7 million (39% of medical services revenues) in 1995. Costs of medical services from its fee-for-service business decreased from $15.5 million (28% of medical services revenues) in 1994 to $8.7 million (20% of medical services revenues) in 1995 due to termination of leases and contracts, sales of fee-for-service equipment, the Company's sale of a Division in July 1995 which accounted for $1.5 million of the decrease in costs and actions taken by the Company to reduce spending.

COSTS OF EQUIPMENT AND MEDICAL SUITE SALES. Costs of equipment and medical suite sales increased from $1.7 million in 1994 to $2.8 million in 1995. The increase in costs is directly related to the quantity and type of equipment and medical suites sold and will vary accordingly.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses decreased from $5.6 million (10% of medical services revenues) in 1994 to $2.8 million (6% of medical services revenues) in 1995. The decrease in costs resulted from reductions in administrative and other consulting personnel and other spending reductions, including severance paid in the fourth quarter of 1994.

PROVISION FOR DOUBTFUL ACCOUNTS. Provision for doubtful accounts decreased from $1.3 million (2% of medical services revenues) in 1994 to $1.1 million (2% of medical services revenues) in 1995 primarily due to a decrease in revenues and management's evaluation of accounts receivable.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased from $12.6 million in 1994 to $10 million in 1995. This decrease was primarily due to the sale of underperforming assets and termination of certain unprofitable leases used in the fee-for-service business. The Company's sale of its Division in July 1995 accounted for $500,000 of the decrease in expense.

INTEREST EXPENSE AND INCOME. Interest expense decreased from $5.3 million in 1994 to $3.6 million in 1995. The decrease in interest expense resulted from the sale of underperforming assets and termination of certain unprofitable leases used in the fee-for-service business, offset by a $450,000 charge to interest expense for the forfeiture of a warrant issued by the Company to a third party to purchase 300,000 shares of the Company's common stock. Interest income increased from $400,000 in 1994 to $500,000 in 1995.

GAIN OF SALE OF ASSETS. On July 31, 1995, the Company'sold the assets (exclusive of accounts receivable) of its ultrasound and nuclear medicine division based in Chicago, Illinois to Diagnostic Health Services, Inc. for cash of $3.7 million and the assumption of certain liabilities for a total sale price of $5 million. The sale of assets consisted primarily of equipment and resulted in a net gain of $3.5 million to the Company.

MINORITY INTEREST IN NET INCOME/LOSS OF CONSOLIDATED PARTNERSHIPS. Minority interest in the consolidated partnerships decreased from a $100,000 minority interest in net income in 1994 to a $200,000 minority interest in net loss in 1995. This decrease was primarily due to lower volume at two of the consolidated DMCs.

INCOME TAXES. At December 31, 1995, the Company had net operating loss carryforwards of approximately $21.8 million for Federal income tax purposes. The Company provided Federal and state taxes of $180,000 in 1995.

1994 COMPARED TO 1993

REVENUES FROM MEDICAL SERVICES.   Revenues from its DMCs declined $1.5 million
from $29.8 million in 1993 to $28.3 million in 1994 primarily due to declining trends in both reimbursement and utilization. Revenues from its fee-for-service business declined $8.9 million from $36 million in 1993 to $27.1 million in 1994 primarily due to the Company's sale of underperforming assets and termination of certain unprofitable leases and contracts. As noted above, a number of factors exist that could have an impact on the Company's future revenues, including declining prices and an oversupply in the diagnostic equipment market, declining trends in reimbursement and competition in the healthcare industry.

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

COSTS OF MEDICAL SERVICES. Costs of medical services from its DMCs decreased from $21.1 million (32% of medical services revenues) in 1993 to $18.2 million (33% of medical services revenues) in 1994. Costs of medical services from its fee-for-service business decreased from $21.7 million (33% of medical services revenues) in 1993 to $15.5 million (28% of medical services revenues) in 1994 due to termination of leases and contracts, sales of fee-for-service equipment and actions taken by the Company to reduce spending.

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

PROVISION FOR DOUBTFUL ACCOUNTS. Provision for doubtful accounts decreased from $2.6 million (4% of medical services revenues) in 1993 to $1.3 million (2% of medical services revenues) in 1994 due to a decrease in revenues and management's evaluation of accounts receivable.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased from $13.9 million in 1993 to $12.6 million in 1994. This decrease was primarily due to the 1993 fourth quarter non-cash charge to write off goodwill related to prior years acquisitions and the sale of underperforming assets and termination of certain unprofitable leases used in the fee-for-service business.

INTEREST EXPENSE AND INCOME. Interest expense decreased from $6.5 million in 1993 to $5.3 million in 1994. The decrease in interest expense resulted from the sale of underperforming assets and termination of certain unprofitable leases used in the fee-for-service business. Interest income decreased from $700,000 in 1993 to $400,000 in 1994.

SPECIAL CHARGE. Operating results in 1993 included a non-cash charge of approximately $21.5 million to write off goodwill associated with prior years acquisitions and a non-cash charge of $2 million to increase reserves established to reflect uncertainty regarding the realization of certain other assets. There were no special charges recorded in 1994.

MINORITY INTEREST IN NET INCOME/LOSS OF CONSOLIDATED PARTNERSHIPS. Minority interest in the consolidated partnerships increased from a $200,000 minority interest in net loss in 1993 to a $100,000 minority interest in net income in 1994 due to improved performance of certain DMCs with significant minority ownership.

INCOME TAXES. At December 31, 1994, the Company had net operating loss carryforwards of approximately $30.9 million for Federal income tax purposes. The Company provided no income tax expense in 1994.

EXTRAORDINARY GAIN. The Company financed an equipment acquisition for one of its managed DMCs. The operations of the DMC were unsuccessful and foreclosure proceedings were initiated by the lender. In mitigation of damages, the underlying lender arranged for the sale of the unit which resulted in the forgiveness of MICA's indebtedness. In the third quarter of 1994, the Company recorded a non-cash gain of $1.3 million resulting from the forgiveness of debt related to certain MRI equipment.

LIQUIDITY AND CAPITAL RESOURCES

         At year end, the Company's cash and cash equivalents totaled $10.7 million, which is an increase of $2.2 million over 1994. In addition, the Company's working capital improved to $337,000 as compared to a working capital deficit of $1.7 million in 1994. Cash flows from operations of $15.4 million and proceeds from the sale of Division assets of $3.7 million were offset by payments against long-term debt of $15.9 million and capital expenditures of $1.3 million.

         In January 1996 the Company repaid a $3.1 million promissory note. The Company paid $1,425,000 cash and applied $912,000 in proceeds received from the exercise of a warrant attached to the note to purchase 160,000 shares of MICA's Common Stock as payment in full to retire the note. In connection with this transaction the Company issued an additional warrant to purchase 60,000 shares of the Company's Common Stock at an exercise price of $8.50 per share which expires on December 31, 1998. The Company recorded a gain of $517,000 from the settlement of this obligation in January 1996 which was net of the $200,000 value assigned to the warrant.

         Management believes that the actions taken in 1995 to terminate unprofitable contracts, sell underperforming assets and renegotiate various maintenance and lease agreements have positioned the Company to continue to operate given the current reimbursement dynamics of the diagnostic imaging industry. Management believes that its cash on hand at yearend and cashflow from future operations will be sufficient to meet the Company's obligations as they come due.

         Under the terms of the Company's convertible debenture agreement, the Company must offer to prepay all of the outstanding debentures ($8.2 million at December 31, 1995) in the event of a change in control. In the event of a "change in control," in which the Company were required to prepay all of the debentures, the Company could be required to use all of its current cash balances to repay the obligation (see Note 2 to the consolidated financial statements).

         On March 19, 1996, the Company and Steel Partners II, L.P. ("Steel") entered into an Agreement of Compromise and Settlement (the "Settlement Agreement") (see Note 2 to the consolidated financial statements). Total expenditures related to the Settlement Agreement and related proxy solicitation, including the fees and expenses of the Company's attorneys, financial advisors, public relations firm and proxy solicitors, excluding salaries and wages of its officers and employees and including the amounts reimbursed to Steel, will be approximately $1,325,000, and will be recorded as a charge to operations in the first quarter of 1996. No amounts have been reflected in the financial statements as of December 31, 1995 with regard to the Company's Settlement Agreement and proxy solicitation.

         The Company's ability to meet its current obligations is dependent on its ability to maintain revenues from existing contracts while reducing costs. In addition, a number of factors exist that could have an impact on the Company s future revenues: (i) changes in healthcare legislation which has limited reimbursement and prohibited referrals from physician investors; (ii) healthcare initiatives which could reduce reimbursement to the Company; (iii) competition in the healthcare industry; and (iv) declining prices and an oversupply in the diagnostic equipment market.

         During 1993, the Company recognized significant special charges related to its write-off of goodwill and the establishment of reserves for uncollectible accounts and certain assets carried on the books at greater than their net realizable value. These charges were substantially non-cash and therefore did not have a significant impact on the Company's liquidity (see
Note 14 to the consolidated financial statements).

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

                 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    PART III

                 Item 10.  Directors and Executive Officers of the Registrant

         The Board of Directors.   Directors serve for a term of one year and
until their successors are duly elected and qualified. The Company's Bylaws currently provide for a Board of not less than five members nor more than nine members, with the exact number of directors fixed from time to time by the Board. The Board has fixed the number of directors at five with one Board position currently vacant. During the fiscal year ended December 31, 1995, the Company's Board of Directors held eight meetings. Each director attended at least 75% of all Board meetings during such periods as he was a Board member.

         Set forth below are the directors of the Company.

                                                                      Year First
                                                                       Elected
         Name               Age              Position                  To Serve
----------------------      ---     ----------------------------      ----------
Robert S. Muehlberg         41      Chairman of the Board,               1994
                                    President, Chief Executive
                                    Officer and Director


Denise L. Sunseri           37      Vice President, Chief                1995
                                    Financial Officer, Secretary
                                    and Director


Keith R. Burnett, M.D.      43      Director                             1993


Robert G. Ricci, D.O.       61      Director                             1995


         Robert S. Muehlberg, 41, a Director since 1994, has been Chief Executive Officer and Chairman of the Board of Directors of the Company'since February 1995, and also holds the position of President/Chief Operating Officer. Mr. Muehlberg has also held the positions of Executive Vice President, Senior Vice President and Vice President, Operations since joining the Company in February 1985. Prior to joining the Company, Mr. Muehlberg was Operations Manager at International Imaging, Inc., a provider of mobile and free-standing diagnostic imaging centers, from 1983 to 1985, and Area Manager for AMI/DSI, a provider of mobile diagnostic imaging services, from 1980 to 1983. Mr. Muehlberg holds a Bachelor s degree in Health Science from the University of Missouri and a Master s degree in Business Administration from Nova Southeastern University. Mr. Muehlberg is currently a member of the International Forum for Corporate Directors, an organization dedicated to responsible corporate governance.

         Denise L. Sunseri, 37, a Director since 1995, has been Chief Financial Officer and Secretary of the Company'since June 1993. She served as Vice President and Corporate Controller from December 1991 to June 1993 and joined the Company as Director of Financial Reporting in 1989. Prior to joining the Company, Ms. Sunseri held various positions between 1981 and 1989 in the Auditing and Financial Services division of the accounting firm of Arthur Andersen & Co. Ms. Sunseri is a CPA and holds a Bachelor s degree in Business
Administration from the University of Portland.   Ms. Sunseri is currently a
member of the International Forum for Corporate Directors, an organization dedicated to responsible corporate governance.

         Keith R. Burnett, M.D., 43, a Director since 1993, has been the Medical Director of four of the Company's medical centers: Long Beach Medical Imaging Clinic since 1985; Medical Imaging Center of Huntington Beach since 1988; Laguna Niguel MRI Center since 1992; and Downey MRI Center since 1994. He also has been Medical Director of Medical Imaging Services, a California network of imaging services, since 1992. Dr. Burnett has been an Assistant Clinical Professor of Radiology at the University of California at Irvine since 1985 and a consultant in Nuclear Medicine, Veterans Medical Center since 1988. He is Chairman of the Examination Committee of the Registry of Magnetic Resonance Technologists (RMRIT) and a member of the Advisory Council on MRI and Chiropractic Research at the Los Angeles College of Chiropractic. Dr. Burnett received his Bachelor of Arts degree in Human Biology from Stanford University in 1974 and his Doctor of Medicine degree from Creighton University in 1978. Dr. Burnett is board certified in Radiology and Nuclear Medicine and a Diplomate of the American Board of Radiology.

         Robert G. Ricci, D.O., 61, a Director since 1995, has been Director of Medical Affairs and Education at Park Lane Medical Center, Kansas City, Missouri, since 1992. He was President of Medical Imaging, Inc., Kansas City, Missouri, a radiology practice, from 1974 through November 1, 1995. Dr. Ricci currently serves on the Board of Directors for the following private companies:
Park Lane Medical Center, Preferred Health Professionals and Health Midwest.
He served as Program Chairman of the Missouri Association of Osteopathic Physicians, as well as Program Chairman of the American Osteopathic College of Radiology, in 1995. Dr. Ricci attended Temple University in Philadelphia and received his Doctor of Osteopathy from the University of Health Sciences of Osteopathic Medicine in 1968. Dr. Ricci is board certified in Radiology and is a Fellow of the American Osteopathic College of Radiology.

         Resignation of Director. On January 11, 1996, E. Keene Wolcott resigned from the Board of Directors of the Company citing his opposition to recently filed litigation against Steel and the timing of the commencement of such litigation, as well as Mr. Wolcott's opposition to poison pills. See "Legal Proceedings" for a description of the litigation against Steel. On January 12, 1996, the Company responded to Mr. Wolcott's resignation citing the unanimous support among each of the Company's other directors, financial advisors and legal counsel regarding the commencement of such litigation. Both letters were subsequently filed by the Company with the SEC on January 16, 1996 as attachments to a Report on Form 8-K.

         Executive Officers. The executive officers of the Company, together with the year in which they were appointed to their current positions, are set forth below.

        Name               Age                  Position                   Year
--------------------       ---       --------------------------------      ----
Robert S. Muehlberg        41        Chairman of the Board, President      1995
                                     and Chief Executive Officer

Denise L. Sunseri          37        Vice President, Chief Financial       1993
                                     Officer and Secretary

         Information concerning Mr. Muehlberg and Ms. Sunseri is set forth above under "The Board of Directors."

         Director and Officer Security Reports.    Section 16(a) of the
Securities Exchange Act of 1934 requires the Company's directors and officers and persons who own more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish the Company with copies of all reports they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during its 1995 fiscal year all filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with.

                 Item 11.  Executive Compensation

         Summary Compensation Table. The following table provides information on compensation paid by the Company to the Company's Chief Executive Officer and the Company's only other executive officer who served the Company during 1995 for services provided for the three fiscal years ended December 31, 1995.

                                                                     Long-Term
                                           Annual                  Compensation         All Other
Name and Principal Position       Year   Salary ($)    Bonus ($)    Options (#)     Compensation ($)
---------------------------       ----   ----------    ---------   ------------     ----------------
Robert S. Muehlberg               1995    167,200        50,000       45,000            5,207(1)
Chairman of the Board,            1994    148,450        25,000       40,000            5,612(1)
President and Chief               1993    148,628        20,000       12,000            6,255(1)
Executive Officer

Denise L. Sunseri                 1995    142,200        50,000       45,000            4,271(2)
Vice President, Chief             1994    142,200        25,000       20,000            5,882(2)
Financial Officer and Secretary   1993    135,385        15,000       12,000            5,498(2)

------------------

(1) The amounts disclosed in this column include payments under the Company's medical reimbursement policy of $483 for 1995, $1,036 for 1994 and $2,474 for 1993; the Company's matching 401(k) employer contribution of $3,527 for 1995, $3,469 for 1994 and $2,752 for 1993;
         and $1,197 for 1995, $1,107 for 1994 and $1,029 for 1993 in premiums for a personal long-term disability policy.
(2) The amounts disclosed in this column include payments under the Company's medical reimbursement policy of $520 for 1995, $1,699 for 1994 and $1,706 for 1993; the Company's matching 401(k) employer contribution of $2,849 for 1995, $3,344 for 1994 and $3,008 for 1993;
         and $902 for 1995, $839 for 1994 and $784 for 1993 in premiums for a personal long-term disability policy.

         Option Grants in Last Fiscal Year.

         The following table provides information on option grants in fiscal 1995 to the executive officers named in the Summary Compensation Table:


                                                                               Potential Realizable
                                      Percent of                                Value at Assumed
                        Number of       Total                                     Annual Rates of
                        Securities     Options                                      Stock Price
                        Underlying    Granted to                                  Appreciation for
                         Options      Employees      Exercise                     Option Term(1)
                         Granted      in Fiscal       Price      Expiration    --------------------
       Name                (#)         Year(%)         ($)          Date       5% ($)      10% ($)
-------------------     ----------    ----------     --------    ----------    ------      --------
Robert S. Muehlberg     25,000(2)         21           7.81       12/13/00     53,975       119,225
                        20,000(3)         16           7.81       12/13/00     43,180        95,380

Denise L. Sunseri       25,000(2)         21           7.81       12/13/00     53,975       119,225
                        20,000(3)         16           7.81       12/13/00     43,180        95,380

------------------

(1) Potential realizable value is based on an assumption that the price of the Common Stock appreciates above the exercise price at the annual rate shown (compounded annually) from the date of grant until the end of the five-year option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth.
(2) Options were granted December 15, 1995 and are immediately exercisable.
(3) Options were granted December 15, 1995 and were exercisable upon the Company meeting certain 1996 performance goals. On March 15, 1996 the Compensation Committee determined that in order to provide incentive during the Auction Process these options would be excerciseable immediately (see Note 2 to the consolidated financial statements).

         Option Exercises and Fiscal Yearend Values. None of the named executive officers exercised any stock options during fiscal 1995. The following table provides information on the value of such executive officers' unexercised options at December 31, 1995.

                                                 Number of Securities Underlying         Value of Unexercised
                                                        Unexercised Options              In-the-Money Options
                          Shares                        at Fiscal Year-End                at Fiscal Year-End
                         Acquired      Value     -------------------------------     ----------------------------
       Name            on Exercise    Realized   Exercisable       Unexercisable     Exercisable    Unexercisable
-------------------    -----------    --------   -----------       --------------    -----------    -------------
Robert S. Muehlberg          -            -         61,333             45,667          $145,592       $149,848

Denise L. Sunseri            -            -         52,333             30,667          $116,092       $ 61,348

         EXECUTIVE OFFICER AGREEMENTS. As an incentive for their continued efforts on behalf of the Company, the Company has entered into employment contracts with the Company's chief executive officer and chief financial officer which provide that they will be paid the equivalent of one year's salary and employee benefits in the event that their employment by the Company is involuntarily terminated or if there is a change in control of the Company and they should elect not to remain employed after such change in control. A change in control, as defined in such employment contracts, means (i) the entering into by the Company or its shareholders of an agreement to dispose of, by sale, exchange, merger, reorganization, dissolution or liquidation, either 80% or more of the assets of the Company or a portion of the outstanding
Common Stock such that one person or group beneficially owns 25% or more of the outstanding Common Stock, (ii) the issuance by the Company to one person or group sufficient shares of Common Stock to increase such person's or group's ownership to 25% or more of the outstanding Common Stock, or (iii) a change in the composition of the Board of Directors such that the individuals who constituted the Board as of the date of the employment contracts (the "Incumbent Board") or individuals who become members of the Board of Directors subsequent to the date of the employment contracts and whose nominations to the Board are approved by a vote of at least a majority of those members of the Board of Directors who were members of the Incumbent Board (or whose nominations were approved by the Incumbent Board) cease to constitute at least a majority of the Board. The Company and the Company's chief executive officer and chief financial officer amended and restated the employment contracts in January 1996 to include clause (iii) above in the definition of "change in control." Pursuant to the terms of the Settlement Agreement, the Company and the Company's chief executive officer and chief financial officer amended the employment contracts on March 19, 1996 to provide that the Company's inability to meet the deadlines set forth in the Settlement Agreement with respect to a sale or merger transaction shall constitute an "involuntary termination" under the employment contracts. For a more detailed description of the Settlement Agreement, see "Legal Proceedings."

         TAX DEFERRED RETIREMENT PLAN. The Company instituted a tax deferred retirement plan (the "TDRP") under Section 401(k) of the Internal Revenue Code for the benefit of all domestic employees in October 1989. Under the TDRP, an employee may defer up to 10% of pre-tax earnings, subject to a maximum deferral established each year, and contribute it to a trusteed plan. The Company will match 50% of an employee's contribution to a maximum of 6% of gross pay. All regular employees working over 1,000 hours per year who have completed six months employment are eligible to enroll during the months of March, June, September and December. The Company's matching benefits vest over a five year period. Benefits under the TDRP are payable on retirement, hardship, death of the employee or termination of employment. Approximately 245 employees, including officers, are eligible to participate in the TDRP, and 179 are presently enrolled. During 1995, the Company contributed $118,339 to match employee contributions, including $6,376 for all named executive officers as a group.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. During fiscal 1995, the Compensation/Stock Option Committee of the Company's Board of Directors initially consisted of Messrs. Burnett (Chairman), Wolcott and Robert
A. Prosek, who did not stand for reelection at the Annual Meeting of Shareholders in August 1995. In July 1995 and for the remainder of the fiscal year, the Committee was changed to consist of Messrs. Burnett (Chairman), Wolcott and Ricci.

         Dr. Keith R. Burnett, a director of the Company, is a principal and officer of Magnetic Imaging Medical Group ("MIMG"), which provides radiology and other medical services for the Company's Diagnostic Medical Centers located in Long Beach, Huntington Beach, Laguna Niguel and Downey, California. MIMG is a Co-General Partner of the center in Long Beach. Dr. Burnett serves as the Medical Director for the facilities in Huntington Beach and Laguna Niguel. The Management, Licensing and Facilities Agreements between the respective Centers and MIMG ("Agreements") provide that MICA will receive for services rendered:
77.5% of the revenues collected at Long Beach Medical Imaging Clinic, 80% of the revenues collected at Medical Imaging Center of Huntington Beach and Laguna Niguel MRI Center, and 82% at Downey MRI Center. Pursuant to the Agreements, the balance of the amounts collected is retained by MIMG as their fee. In 1995, the Company's share of revenues collected from the four centers was $1,669,000, $1,748,000, $783,000 and $834,000, respectively; MIMG's share of the revenues collected was $452,000, $413,000, $169,000 and $208,000, respectively (see "Certain Relationships and Related Transactions" and Note 16 to the consolidated financial statements).

         DIRECTORS COMPENSATION. Directors, except those who are also officers of the Company, are granted warrants at the discretion of the Company's Compensation/Stock Option Committee for their services as directors, are paid $3,000 for each meeting attended and are reimbursed for out-of-pocket expenses of attending meetings. Messrs. Burnett and Ricci received 37,000 and 32,000 warrants, respectively, for such services over the course of their tenures as directors. The Chairpersons of the Compensation/Stock Option Committee and Audit Committee receive an additional $2,000 and $4,000 per year, respectively.

                 Item 12. Security Ownership of Certain Beneficial Owners and Management

         As of March 19, 1996, the following shareholders are the only shareholders who are known by the Company to be beneficial owners of more than five percent (5%) of the Company's voting securities.

                                                    Amount and
                                                    Nature of
                Name and Address                    Beneficial         Percentage of
               of Beneficial Owner                 Ownership(1)        Common Stock
               -------------------                 ------------        -------------
         Steel Partners                            527,682(2)             19.8%
           750 Lexington Avenue, 27th Floor
           New York, NY 10022
         Metropolitan Life Insurance Co.           372,727(3)             12.2%(3)
           One Madison Avenue
           New York, NY 10010
         General Electric Company                  220,000(4)              8.1%(4)
           20825 Swenson, Suite 100
           Waukesha, WI 53186

--------------------
(1) For purposes of this table, a person is deemed to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after March 19, 1996.
(2) The information in the table is taken from a joint filing with the SEC on Schedule 13D (Amendment No. 15) made by Steel, Steel Partners Services, Ltd., a New York corporation ("Steel Services"), Warren G. Lichtenstein and Lawrence Butler as of March 19, 1996 reporting beneficial ownership. The amount includes 422,658 shares of Common Stock beneficially owned by Steel and 105,024 shares of Common Stock beneficially owned by Steel Services. Steel Services acquired the 105,024 shares beneficially owned by it for the account of Quota Fund N.V., a Netherlands Antilles investment corporation ("Quota"). Quota granted investment discretion to Soros Fund Management ("SFM"), which in turn granted investment discretion to Steel Services. SFM is a sole proprietorship of which George Soros is the sole proprietor. In Amendment 15, both Mr. Lichtenstein and Mr. Butler state that they beneficially own 527,682 shares of the Company's Common Stock, the total number of shares held by Steel and Steel Services combined.
(3) Metropolitan Life Insurance Company holds $5.6 million in principal amount of the Company's Convertible Debentures due April 1999. Such Debentures bear interest at the rate of 6% per annum and are convertible at any time into one share of Common Stock for each $15.00 of principal amount of Debenture. The amount and percentage of Common Stock in the table represents beneficial ownership as if the Debentures had been converted to Common Stock.
(4) On January 16, 1996, General Electric Company exercised previously outstanding warrants to purchase 160,000 shares of Common Stock at $5.70 per share in connection with the repayment by the Company of certain outstanding loans. The amount and percentage in the table includes presently exercisable warrants to purchase 60,000 shares of Common Stock at $8.50 per share (see Note 3 to the consolidated financial statements).

         Set forth below are names and beneficial shareholdings, as of March 19, 1996 of (i) the Directors of the Company, (ii) each executive officer named in the Summary Compensation Table appearing herein, and (iii) all executive officers and directors as a group.

                                                                         Amount and
                                                                         Nature of       Percent of
                                                                         Beneficial        Common
               Name                                                     Ownership (1)      Stock
               ----                                                     -------------    ----------
         Robert S. Muehlberg                                             108,333(2)          4%
         Denise L. Sunseri                                                97,333(3)          4%
         Keith R. Burnett, M.D.                                           37,654(4)          1%
         Robert G. Ricci, D.O.                                            32,000(5)          1%

         All Executive Officers and Directors as a Group (4 persons)     275,320(6)         10%

         --------------------

         (1) For purposes of this table, a person is deemed to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after March 19, 1996.
         (2) Includes presently exercisable options to purchase 101,333 shares of Common Stock at $2.35 to $21.90 per share, issued for service as an officer and employee.
         (3) Includes presently exercisable options to purchase 76,000 shares of Common Stock at $3.13 to $21.90 per share, issued for service as an officer and employee.
         (4) Includes presently exercisable warrants to purchase 37,000 shares of Common Stock at $4.05 to $7.81 per share, issued for service as a director.
         (5) Includes presently exercisable warrants to purchase 32,000 shares of Common Stock at $7.50 to $7.81 per share, issued for service as a director.
         (6) Includes presently exercisable options and warrants to purchase 246,333 shares of Common Stock at various prices, as described in the footnotes above.

         CHANGE IN CONTROL. The Settlement Agreement provides that if the Company is unable to meet certain deadlines in connection with a sale or merger transaction, the individuals who are members of the Board of Directors will resign and will cause such members to be replaced with designees of Steel, or, if requested by Steel, the Company will promptly call the annual meeting of shareholders for the purpose of electing the Board of Directors of the Company. See "Legal Proceedings" for a more detailed description of the Settlement Agreement.

                Item 13.    Certain Relationships and Related Transactions

         Dr. Keith R. Burnett, a director of the Company, is a principal and officer of Magnetic Imaging Medical Group ("MIMG"), which provides radiology and other medical services for the Company's Diagnostic Medical Centers located in Long Beach, Huntington Beach, Laguna Niguel and Downey, California. MIMG is a Co-General Partner of the center in Long Beach. Dr. Burnett serves as the Medical Director for the facilities in Huntington Beach and Laguna Niguel. The Management, Licensing and Facilities Agreements between the respective Centers and MIMG ("Agreements") provide that MICA will receive for services rendered:
77.5% of the revenues collected at Long Beach Medical Imaging Clinic, 80% of the revenues collected at Medical Imaging Center of Huntington Beach and Laguna Niguel MRI Center, and 82% at Downey MRI Center. Pursuant to the Agreements, the balance of the amounts collected is retained by MIMG as their fee. In 1995, the Company's share of revenues collected from the four centers was $1,669,000, $1,748,000, $783,000 and $834,000, respectively; MIMG's share of the revenues collected was $452,000, $413,000, $169,000 and $208,000, respectively.

                                    PART IV

                 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                 (a) (1)   Financial Statements.

         The consolidated financial statements required by this item are
submitted as part of this Annual Report in a   separate section beginning on
Page F-1 of this report.

         Consolidated Financial Statements of Medical Imaging Centers of America, Inc.               Page
         ------------------------------------------------------------------------------------------------

         Report of Ernst & Young LLP, Independent Auditors                                            F-1
         Consolidated Balance Sheets at December 31, 1995 and 1994                                    F-2
         Consolidated Statements of Operations for the three years ended December 31, 1995            F-3
         Consolidated Statements of Shareholders  Equity (Net Capital Deficiency)
                 for the three years ended December 31, 1995                                          F-4
         Consolidated Statements of Cash Flows for the three years ended December 31, 1995            F-5
         Notes to Consolidated Financial Statements                                                   F-7

                 (a) (2)   Financial Statement Schedules.

        The following financial statement schedules of Registrant are filed with this report:

        Schedule VIII - Valuation and Qualifying Accounts
F-16

                 (b)       Reports on Form 8-K.

        There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1995.

                 (c)       Exhibits.

        The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report.

                               INDEX TO EXHIBITS

                                                                                              Sequentially
                                                                                               Numbered
Number           Description                                                                     Page
----------------------------------------------------------------------------------------------------------
3.1      I       Restated Articles of Incorporation
3.2              Bylaws as Amended
4.1      II      Trust Indenture, Debenture due April 1999
4.2      II      Debenture due April 1999
4.3      IV      Rights Agreement dated October 2, 1991
4.4              First Amendment to Rights Agreement dated January 23, 1996
4.5              Second Amendment to Rights Agreement dated March 1, 1996
4.6              Third Amendment to Rights Agreement dated March 7, 1996
4.7              Fourth Amendment to Rights Agreement dated March 11, 1996
4.8      V       Amendments to Trust Indenture dated April 1993 and February 1994
10.1     III     1985 Employee Incentive Stock Option Plan
10.2             1994 Incentive Stock Option Plan
10.3     V       General Electric Loan Restructuring Agreement dated May 14, 1993
10.4             General Electric Agreement and Amendment dated January 16, 1996
10.5     VI      Severance Agreement with Antone J. Lazos dated February 9, 1995
10.6             Employment Agreement with Robert S. Muehlberg dated January 30, 1996 as Amended
10.7             Employment Agreement with Denise L. Sunseri dated January 30, 1996 as Amended
10.8             Management, Licensing and Facilities Agreement
                    for Company's Huntington Beach Medical Imaging Center as Amended
10.9             Management, Licensing and Facilities Agreement
                    for Company's Laguna Niguel Medical Center as Amended
10.10            Management, Licensing and Facilities Agreement
                    for Company's Long Beach Medical Imaging Center as Amended
10.11            Management, Licensing and Facilities Agreement
                    for Company's Downey MRI Center as Amended
10.12            Agreement of Compromise and Settlement dated March 19, 1996
10.13            Standstill Agreement dated March 19, 1996
11.1             Earnings Per Share Computation
17.1     VII     Letter from E. Keene Wolcott to the Company dated January 11, 1996
17.2     VII     Letter from the Company to E. Keene Wolcott dated January 12, 1996
21               Subsidiaries List
23               Consent of Ernst & Young LLP,  Independent Auditors
27               Financial Data Schedule

                I         Indicates the exhibit is incorporated by reference
                                  from Registrant's Form S-1 Registration
                                  Statement (Reg. No. 33-15160) filed June 18,
                                  1987.

               II         Indicates the exhibit is incorporated by reference
                                  from Registrant's Form 8-K Report dated May
                                  10, 1989.

              III         Indicates the exhibit is incorporated by reference
                                  from Registrant's Form S-8 Registration
                                  Statement (Reg. No. 33-29917) filed on July
                                  12, 1989.

               IV         Indicates the exhibit is incorporated by reference
                                  from Registrant's Form 8-A Registration
                                  Statement dated October 15, 1991.

                V         Indicates the exhibit is incorporated by reference
                                  from Registrant's Form 10-K Report for the year ended December 31, 1993.

               VI         Indicates the exhibit is incorporated by reference
                                  from Registrant's Form 10-K Report for the year ended December 31, 1994.

              VII         Indicates the exhibit is incorporated by reference
                                  from Registrant's current Report on Form 8-K filed January 16, 1996.


        The financial statements listed in the accompanying Index to Financial Statements are filed as a part of this Form 10-K.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Dated:    March 27, 1996


                                MEDICAL IMAGING CENTERS OF AMERICA, INC.


                                By:  /s/ Robert S. Muehlberg
                                     -------------------------------------------
                                     Robert S. Muehlberg, Chairman of the Board,
                                     President and Chief Executive Officer

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


        Signature                          Title                                        Date
        ---------                          -----                                        ----
By:     /s/ Robert S. Muehlberg            Chairman of the Board of Directors,          March 27, 1996
        -----------------------            President and Chief Executive
        Robert S. Muehlberg                Officer (Principal Executive
                                           Officer)



By:     /s/ Denise L. Sunseri              Vice President, Chief                        March 27, 1996
        ---------------------              Financial Officer,
        Denise L. Sunseri                  Secretary (Principal
                                           Financial and Accounting
                                           Officer) and Director



By:     /s/ Keith R. Burnett, M.D.         Director                                     March 27, 1996
        --------------------------
        Keith R. Burnett, M.D.


By:     /s/ Robert G. Ricci, D.O.          Director                                     March 27, 1996
        ---------------------------
        Robert G. Ricci, D.O.

              Report of Ernst and Young LLP, Independent Auditors


The Board of Directors and Shareholders
Medical Imaging Centers of America, Inc.

We have audited the accompanying consolidated balance sheets of Medical Imaging Centers of America, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Imaging Centers of America, Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



                               ERNST & YOUNG LLP

San Diego, California
February 2, 1996, except for Note 2
as to which the date is March 19, 1996

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
                          CONSOLIDATED BALANCE SHEETS



                                                                            December 31,
                                                                    --------------------------
(in thousands except share information)                                1995             1994
----------------------------------------------------------------------------------------------
ASSETS:
Current assets:
  Cash and cash equivalents (includes restricted cash of
     $422 in 1995 and $655 in 1994)                                 $  10,732        $   8,524
  Trade and notes receivable, net                                       7,711            9,524
  Prepaid expenses and other current assets                               725            1,550
                                                                    --------------------------
     Total current assets                                              19,168           19,598
Equipment and leasehold improvements, net                              16,274           29,216
Equipment held for sale, net                                              800              400
Investment in and advances to unconsolidated entities, net              1,489            2,069
Intangible assets, net                                                  1,087            1,269
Other assets                                                              830              917
                                                                    --------------------------
                                                                    $  39,648        $  53,469
                                                                    ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY):
Current liabilities:
  Current portion long-term debt and capital lease obligations      $  11,161        $  11,541
  Current portion convertible subordinated debt                         2,800            2,800
  Accounts payable                                                      1,107            2,062
  Accrued compensation                                                    697            1,493
  Other accrued liabilities                                             3,066            3,430
                                                                    --------------------------
     Total current liabilities                                         18,831           21,326
Long-term debt and capital lease obligations                           11,182           25,206
Minority interest in consolidated partnerships                          1,222            1,598
Convertible subordinated debt                                           5,400            8,200
Commitments
Shareholders' equity (net capital deficiency):
  Preferred stock, no par value, 5,000,000 shares authorized;
     Series B preferred shares, no par value, 300,000 shares
     authorized, no shares issued or outstanding                          ---              ---
  Common stock, no par value, 30,000,000 shares authorized;
     2,479,460 and 2,426,645 shares issued and outstanding
     at December 31, 1995 and 1994, respectively                       54,691           54,473
Accumulated deficit                                                   (51,678)         (57,334)
                                                                    --------------------------
     Total Shareholders' equity (net capital deficiency)                3,013           (2,861)
                                                                    --------------------------
                                                                    $  39,648        $  53,469
                                                                    ==========================



  See accompanying notes.

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              Year Ended December 31,
                                                           ------------------------------
(in thousands except per share information)                  1995       1994       1993
-----------------------------------------------------------------------------------------
REVENUES:
Medical services                                           $43,192    $55,440    $ 65,786
Equipment and medical suite sales                            3,345      1,866       3,011
                                                           -------    -------    --------
    Total revenues                                          46,537     57,306      68,797

COSTS AND EXPENSES:
Costs of medical services                                   25,387     33,693      42,786
Costs of equipment and medical suite sales                   2,846      1,749       2,664
Marketing, general and administrative                        2,773      5,550       7,872
Provision for doubtful accounts                              1,059      1,343       2,643
Depreciation and amortization of equipment
    and leasehold improvements                               9,471     12,221      12,672
Amortization of intangibles and deferred costs                 490        366       1,190
Equity in net income of unconsolidated entities               (674)      (708)       (531)
Interest expense                                             3,557      5,258       6,459
Interest income                                               (534)      (454)       (657)
Special charge                                                  --         --      23,490
Gain on sale of assets                                      (3,460)        --          --
                                                           -------    -------    --------
    Total costs and expenses                                40,915     59,018      98,588
                                                           -------    -------    --------
Income (loss) before minority interest,
     income taxes and extraordinary gain                     5,622     (1,712)    (29,791)
Minority interest in net (income) loss of
    consolidated partnerships                                  214        (98)        178
                                                           -------    -------    --------
Income (loss) before income taxes and extraordinary gain     5,836     (1,810)    (29,613)
Income tax provision                                           180         --          --
                                                           -------    -------    --------
Income (loss) before extraordinary gain                      5,656     (1,810)    (29,613)
Extraordinary gain                                              --      1,316          --
                                                           -------    -------    --------
Net income (loss)                                          $ 5,656    $  (494)   $(29,613)
                                                           =======    =======    ========

PRIMARY EARNINGS PER SHARE:
Income (loss) before extraordinary gain                    $  2.19    $  (.75)   $ (12.54)
Extraordinary gain                                         $    --    $   .55    $     --
                                                           -------    -------    --------
Net income (loss)                                          $  2.19    $  (.20)   $ (12.54)
                                                           =======    =======    ========


FULLY DILUTED EARNINGS PER SHARE:
Net income (loss)                                          $  1.96    $  (.20)   $ (12.54)
                                                           =======    =======    ========

SHARES USED IN PER SHARE AMOUNTS:
    Primary                                                  2,585      2,426       2,361
                                                           =======    =======    ========
    Fully Diluted                                            3,219      2,426       2,361
                                                           =======    =======    ========



See accompanying notes.

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)


                                                           Common Shares
                                             ------------------------------------------
                                             Issued and Outstanding        Issuable
                                             ----------------------   -----------------  Accumulated
(in thousands except per share information)   Shares       Amount      Shares    Amount    Deficit
                                             ---------    --------     ------    ------  -----------
Balance at December 31, 1992                 2,361,085    $ 53,670     64,894    $ 800    $(27,227)

                                                                                              1993
Net loss                                            --          --         --       --     (29,613)
                                             ---------    --------     ------    -----    --------

Balance at December 31, 1993                 2,361,085      53,670     64,894      800     (56,840)

                                                                                              1994
Stock options exercised                            666           3         --       --          --
Litigation settlement -
  common shares issued                          64,894         800    (64,894)    (800)         --
Net loss                                            --          --         --       --        (494)
                                             ---------    --------     ------    -----    --------

Balance at December 31, 1994                 2,426,645      54,473         --       --    $(57,334)

                                                                                              1995
Stock options exercised                         53,000         219         --       --          --
Cash paid for fractional shares resulting
  from one-for-five reverse stock split           (185)         (1)        --       --          --
Net income                                          --          --         --       --       5,656
                                             ---------    --------     ------    -----    --------

Balance at December 31, 1995                 2,479,460    $ 54,691         --    $  --    $(51,678)
                                             =========    ========     ======    =====    ========


See accompanying notes.

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Year Ended December 31,
                                                                               --------------------------------
(in thousands)                                                                   1995        1994        1993
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                                              $  5,656    $   (494)   $(29,613)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                                                 9,961      12,587      13,862
    Amortization of deferred financing costs                                         97         135         135
    Provision for doubtful accounts                                               1,059       1,343       2,643
    Equity in net income of unconsolidated entities, net of distributions            --        (430)       (260)
    Minority interest in net income (loss) of consolidated partnerships            (214)         98        (178)
    Net value of equipment sold                                                   2,826       1,404       4,700
    Gain on sale of Division assets                                              (3,460)         --          --
    Extraordinary gain                                                               --      (1,316)         --
    Special charge                                                                   --          --      23,490

Change in assets and liabilities:
    Decrease (increase) in trade receivables                                      1,081       1,937      (1,210)
    Decrease in prepaid expenses and other current assets                           823         346       1,125
    Decrease in accounts payable and other accrued liabilities                   (1,623)       (634)     (2,180)
    Decrease in accrued compensation                                               (796)        (61)       (913)
    Decrease in other                                                                --          --         494
                                                                               --------    --------    --------
         Net cash provided by operating activities                               15,410      14,915      12,095

INVESTING ACTIVITIES:
Proceeds from sale of Division assets                                             3,746          --          --
Capital expenditures                                                             (1,282)     (3,065)     (3,286)
Decrease in notes receivable                                                         --         200         114
Decrease in investment in and advances to
    unconsolidated entities, net                                                    475         368         197
Acquisitions, net of cash                                                          (312)       (657)         --
Proceeds from the sale of long-term investments                                      --          --       2,750
Other, net                                                                           (1)         80         387
                                                                               --------    --------    --------
         Net cash provided by (used in) investing activities                      2,626      (3,074)        162

FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations              (15,901)    (11,904)    (15,510)
Proceeds from the issuance of long-term debt                                         --       1,123       7,089
Distribution to minority interests                                                 (151)       (590)       (459)
Other, net                                                                          224        (128)        (57)
                                                                               --------    --------    --------
         Net cash used in financing activities                                  (15,828)    (11,499)     (8,937)
                                                                               --------    --------    --------
Net increase in cash and cash equivalents                                         2,208         342       3,320
Cash and cash equivalents at beginning of year                                    8,524       8,182       4,862
                                                                               --------    --------    --------
Cash and cash equivalents at end of year                                       $ 10,732    $  8,524    $  8,182
                                                                               ========    ========    ========

See accompanying notes.

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                           Year Ended December 31,
                                                                  ----------------------------------------
(in thousands)                                                     1995             1994             1993
----------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW DATA:
    Interest paid                                                 $3,488           $5,123           $5,918
                                                                  ======           ======           ======

    Income taxes paid                                             $  180           $   67           $   88
                                                                  ======           ======           ======




SUPPLEMENTAL NON-CASH INVESTING
    AND FINANCING ACTIVITIES:
    Additions to capital lease obligations                        $1,274           $8,545           $7,481
                                                                  ======           ======           ======
    Retirement of debt and termination of capital lease
         obligations in exchange for equipment                    $1,570           $7,075           $7,655
                                                                  ======           ======           ======

    Assignment of debt related to sale of Division assets         $1,047           $   --           $   --
                                                                  ======           ======           ======

    Acquisitions:
    Fair value of assets acquired, other than cash                $   11           $  266           $   --
    Excess of purchase price over fair value                         301              875               --
    Notes assumed                                                     --             (484)              --
                                                                  ------           ------           ------
         Acquisitions, net of cash                                $  312           $  657           $   --
                                                                  ======           ======           ======



See accompanying notes.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS - Medical Imaging Centers of America, Inc. ("MICA" or the "Company") is a California corporation which provides medical diagnostic imaging services to physicians, managed care providers and hospitals nationwide. These services are provided to patients under DMC arrangements and to hospitals primarily under fee-for-service arrangements which account for approximately 61% and 39%, respectively, of medical services revenues.

         PRINCIPLES OF CONSOLIDATION - The accompanying financial statements consolidate the accounts of the Company, its wholly-owned subsidiaries, and certain majority controlled Diagnostic Medical Centers ("DMCs"). Investments in DMCs for which the Company does not have a controlling majority ownership are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

         REVENUES - Revenue is recognized when services are provided through DMCs, fee-for-service arrangements with hospitals and management agreements with unconsolidated and managed DMCs.

         CASH AND CASH EQUIVALENTS - The Company considers cash equivalents to be those instruments with original maturities of three months or less. At December 31, 1995 and 1994, cash restricted for use in DMC operations was $422,000 and $655,000, respectively.

         NET INCOME (LOSS) PER SHARE - Net income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding and common share equivalents and convertible debentures if dilutive. The Company effected a one-for-five reverse stock split for shareholders of record on October 16, 1995. All per share data has been restated for all periods presented to give effect to the reverse stock split. The Company's Common Stock trades on the OTC Bulletin Board under the new symbol "MIGA".

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         RECLASSIFICATIONS - Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform with the 1995 presentation.

         OTHER - See Notes 6, 7 and 11 for accounting policies related to depreciation, amortization and income taxes.


2.       SETTLEMENT AGREEMENT

         On January 2, 1996, Steel Partners II, L.P. ("Steel"), which as of March 19, 1996 owned 19.8% of the Company's outstanding common stock, filed proxy materials with the Securities and Exchange Commission to replace the current Board of Directors with its own representatives. The Company held a special meeting of shareholders on February 26, 1996. On March 19, 1996, the Company and Steel entered into an Agreement of Compromise and Settlement (the "Settlement Agreement"). The Settlement Agreement calls for the dismissal of all pending litigation and provides for mutual releases. The Settlement Agreement also provides that the February 26, 1996 Special Meeting of Shareholders will be adjourned without any final report from the Inspector of Elections, leaving the current Board of Directors in place.

         Pursuant to the Settlement Agreement, the Company is required to initiate a process to sell or merge the Company ("Auction Process"). If the process does not result in an announcement of a sale or merger transaction by June 19, 1996, a definitive agreement for a sale or merger transaction by July 19, 1996, or the consummation of a sale or merger transaction by November 19, 1996, the current members of the Company's Board of Directors will resign from their positions and be replaced by designees of Steel.

         The Settlement Agreement calls for the company to amend the severance agreements of the Company's chief executive officer and chief financial officer to provide that the Company's failure to meet such deadlines shall constitute an "involuntary termination" for purposes of their respective severance packages.

         Steel has agreed that it will not acquire beneficial ownership of any of the Company's securities during the Auction Process.

         The Settlement Agreement also requires the Company to redeem all outstanding Rights issued pursuant to the Company's shareholder rights plan and prohibits the Company from enacting a new shareholder rights plan without the prior written consent of Steel (see Note 12).

         Simultaneous with its entering into the settlement, the Company entered into a Standstill Agreement with Arrowhead Holdings Corporation, a Delaware corporation ("Arrowhead"), containing substantially the same terms as the Settlement Agreement with Steel.

         The Company estimates that the total expenditures for such solicitation, including the fees and expenses of the Company's attorneys, financial advisors, public relations firm and proxy solicitors, excluding salaries and wages of its officers and employees and including the amounts reimbursed to Steel, will be approximately $1,325,000, and will be recorded as a charge to operations in the first quarter of 1996. No amounts have been reflected in the financial statements as of December 31, 1995 with regard to the Company's Settlement Agreement and proxy solicitation.


3.       OPERATIONS

         The Company had cash and cash equivalents of $10.7 million and working capital of $337,000 as of December 31, 1995. Although there can be no assurances, management believes that its cash on hand at year end and cashflow from future operations will be sufficient to meet its obligations as they come due.

         The successful operation of the Company is dependent on the effects of certain trends and legislation affecting the healthcare industry. The Omnibus Budget Reconciliation Act of 1993 ("Stark II") limits referrals by physicians of Medicare/Medicaid patients to other providers in which the physician has an ownership interest. The Company has a limited number of limited partnership units of consolidated partnerships owned by referring physicians. The Company is in the process of acquiring these units and does not anticipate such acquisitions will require a material amount of the Company's capital. Certain states have also enacted legislation which similarly limits patient referrals, limits the fees which a patient can be charged or requires state approval for the expansion of healthcare facilities. The Company believes that the effects on its operations as a result of these legislative actions will not be material. In addition to state and federal governments, the public has recently focused significant attention on reforming the healthcare system in the United States. Within the past two years, a broad range of healthcare reform measures have been introduced in Congress and in certain state legislatures. Certain proposals, such as cutbacks in the Medicare and Medicaid programs, containment of healthcare costs that could include a freeze on prices charged by physicians, hospitals or other healthcare providers, and greater state flexibility in the administration of Medicaid, could adversely affect the Company. There can be no assurance that currently proposed or future healthcare programs, regulations or policies will not have a material adverse effect on the Company's operating results.

         On January 16, 1996 the Company entered into an agreement with a creditor to pay off a promissory note. The Company paid $1,425,000 cash and applied $912,000 in proceeds due from the exercise of a warrant to purchase 160,000 shares of MICA's Common Stock as payment in full to retire the note.
In connection with this transaction the Company issued an additional warrant to purchase 60,000 shares of the Company's Common Stock at an exercise price of $8.50 per share which expires on December 31, 1998. At the date of grant, the Company allocated $200,000 to the cost of the warrant which was determined to be its fair value. The Company recorded a gain of $517,000 from the settlement of this obligation in January 1996.

4.       RECEIVABLES

         Long-term receivables, which include DMC trade receivables which are not expected to be collected within one year, are included in Other assets on the accompanying consolidated balance sheets. The Company's trade receivables are primarily from hospitals and third party payor groups operating throughout the United States.

                                                               December 31,
                                                           --------------------
         (in thousands)                                    1995         1994
         ----------------------------------------------------------------------
         Trade accounts receivable less allowance of
             $4,503 in 1995 and $6,046 in 1994             $ 8,431      $10,284
                 Less current trade and receivables         (7,711)      (9,524)
                                                           -------      -------
                 Long-term receivables                     $   720      $   760
                                                           =======      =======


5.       INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED ENTITIES

         The Company has investments in certain DMCs which are accounted for using the equity method. Unaudited summarized combined financial information for the unconsolidated DMCs is as follows:

BALANCE SHEETS

                                                               December 31,
                                                           --------------------
         (in thousands)                                    1995            1994
         ----------------------------------------------------------------------
         Current assets                                    $4,387       $ 5,288
         Equipment and leasehold improvements, net          3,909         5,432
         Other assets                                         118           126
                                                           ------       -------
                                                           $8,414       $10,846
                                                           ======       =======

         Current liabilities                               $2,879       $ 2,388
         Advances from MICA                                 2,008         2,285
         Long-term debt and capital lease obligations       2,198         4,020
         Partners' equity                                   1,329         2,153
                                                           ------       -------
                                                           $8,414       $10,846
                                                           ======       =======

         The Company's share of partners equity in unconsolidated DMCs is $903,000 and $1,393,000 at December 31, 1995 and 1994, respectively. The Company has recorded valuation allowances at December 31, 1995 and 1994 of $1,788,000 against its advances to unconsolidated entities of $2,375,000 and $2,464,000, respectively.

STATEMENTS OF OPERATIONS

                                                Year Ended December 31,
                                        ----------------------------------------
         (in thousands)                  1995            1994             1993
         -----------------------------------------------------------------------
         Revenues                       $10,431         $11,279          $10,986
         Costs and expenses               7,550           8,587            8,657
                                        -------         -------          -------

         Net income                     $ 2,881         $ 2,692          $ 2,329
                                        =======         =======          =======


         The Company's revenues include $629,000, $744,000 and $737,000 for the years ended 1995, 1994 and 1993 respectively from management fees from the unconsolidated DMCs.

         The Company has guaranteed $3,899,000 in capital lease and debt obligations of its unconsolidated DMCs with terms through 2000.

6.       EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Equipment and leasehold improvements are carried at the lower of cost or net realizable value and are summarized as follows:

                                                                December 31,
                                                            --------------------
         (in thousands)                                     1995            1994
         -----------------------------------------------------------------------
         Equipment and furniture, net of valuation reserve
             of $5,206 in 1995 and $6,684 in 1994           $ 38,865    $59,683
         Leasehold improvements                                2,577      3,207
                                                            --------    -------
                                                            $ 41,442    $62,890
         Accumulated depreciation and amortization           (25,168)   (33,674)
                                                            --------    -------
                                                            $ 16,274    $29,216
                                                            ========    =======


         Depreciation and amortization are calculated on a straight-line basis over the estimated useful life of the asset or over the lease term, if shorter. Lease terms are generally five to seven years for equipment and furniture and fifteen years for leasehold improvements. Equipment includes assets financed through capital leases of $19,040,000 and $27,965,000 with accumulated amortization of $7,949,000 and $10,825,000 at December 31, 1995 and 1994,
respectively. The Company periodically reviews its equipment portfolio to determine that its carrying value is the lower of cost or net realizable value.

         Management intends to sell certain equipment used during the year in the Company's on-going business operations. Accordingly, this equipment has been classified as equipment held for sale at its estimated realizable value at December 31, 1995 and 1994.


7.       INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                                         December 31,
                                                                        --------------
         (in thousands)                                                 1995      1994
         -----------------------------------------------------------------------------
         Excess of purchase price over net assets acquired, less
             accumulated amortization of $466 in 1995 and $142 in 1994  $  824  $  742
         Deferred costs, less accumulated amortization
             of $1,179 in 1995 and $1,464 in 1994                          263     527
                                                                        ------  ------
                                                                        $1,087  $1,269
                                                                        ======  ======

         During 1995, the Company acquired certain assets of one imaging center and additional limited partner units in certain of its DMCs for $312,000 in cash. Of the total purchase price, $301,000 was allocated to goodwill and is being amortized using the straight-line method over the estimated useful life of the assets which is five years. The Company's results of operations were not materially affected as a result of these acquisitions.

         During 1994, the Company acquired certain assets of two imaging centers and additional limited partner units in certain of its DMCs for $657,000 in cash and $484,000 in promissory notes. Of the total purchase price, $875,000 was allocated to goodwill and is being amortized using the straight-line method over the estimated useful life of the assets which is
three years.   The Company's results of operations were not materially affected as a result of these acquisitions.

         The Company periodically reviews goodwill to assess recoverability based upon projected undiscounted cash flows to be received from operating income. If such cash flows are less than the carrying value of goodwill the difference is charged to expense.

         Deferred costs primarily include debt financing costs incurred in connection with the issuance of debentures which have been deferred and are being amortized on a weighted average basis over the term of the indebtedness.

8.       DEBT

         Long-term debt for equipment financing consists of the following:

                                                                                        December 31,
                                                                                       ---------------
         (in thousands)                                                                1995      1994
         ---------------------------------------------------------------------------------------------
         Capital lease obligations - weighted average interest rate of
             approximately 9%; due at various dates through 2000                     $11,937   $18,580
         Equipment installment loans payable - weighted average interest rate of
             approximately 7%; due at various dates through 2000                      10,406    17,567
         Note payable to a bank - effective interest rate of 10.5%;
             final payment made on October 23, 1995                                       --       600
                                                                                     -------   -------
                                                                                      22,343    36,747
         Less current maturities                                                     (11,161)  (11,541)
                                                                                     -------   -------
                                                                                     $11,182   $25,206
                                                                                     =======   =======

         Maturities on notes payable and long-term debt over the next five years are as follows:

         (in thousands)
         Years Ending December 31,
         -----------------------------------------------------------------------
         1996                                                            $ 7,210
         1997                                                              1,774
         1998                                                                886
         1999                                                                481
         2000                                                                 55
                                                                         -------
                                                                         $10,406
                                                                         =======


         The Company finances certain equipment under capital leases. These capital leases generally have terms of five to seven years. Future minimum payments under capital leases are as follows:

         (in thousands)
         Years Ending December 31,
         -----------------------------------------------------------------------
         1996                                                           $ 4,787
         1997                                                             3,767
         1998                                                             3,059
         1999                                                             1,925
         2000                                                                78
                                                                        -------

         Total minimum lease payments                                    13,616
             Amounts representing interest                               (1,679)
                                                                        -------


             Present value of future minimum lease payments              11,937
                 Less amounts due in one year                            (3,951)
                                                                        -------

                 Long-term capital lease obligations                    $ 7,986
                                                                        =======

9.       CONVERTIBLE SUBORDINATED DEBT

         Convertible subordinated debentures are due in 1999 with interest payable semi-annually at 6%. The debentures are convertible into MICA Common Stock at $15 per share and may be redeemed by the Company if the closing bid price of the Company's Common Stock on any 20 consecutive trading days has been at least $22.50 per share. The Company is required to redeem the debentures on April 30 as follows: 1996 - $2,800,000; and 1997 - $2,600,000. The final payment of $2,800,000 is due April 30, 1999. The indenture relating to this financing contains restrictions on the payment of cash dividends based upon an accumulative net income test with certain adjustments. The indenture also has limitations on the reacquisition of shares and requires a Minimum Consolidated Shareholders Equity. In addition, the Company is obligated to offer to prepay the Debentures in the event of a "change in control" of the Company. "Change in control" is defined to include the acquisition by any person or group of persons of the power to elect, appoint or cause the election of at least a majority of the members of the Board of Directors. In light of the favorable interest rate the Company currently is paying on the Debentures and the fact that the conversion price is significantly above the current market price of the Company's Common Stock, management believes that most, if not all, of the holders of the Debentures would elect prepayment of their Debentures in the event of a change in control (see Note 2). At December 31, 1995, the Company is in compliance with all debt covenants. In February of 1994, the convertible subordinated debenture holders agreed to exclude the 1993 non-cash charge of approximately $21,500,000 related to goodwill from the definition of Minimum Shareholders Equity. In return, the Company agreed to an increase in the Minimum Shareholders Equity covenant from $5,190,000 to $10,000,000.


10.       COMMITMENTS

         The Company leases its facilities and certain equipment under operating lease agreements with terms ranging from three to twenty years. Certain facility lease agreements provide for rent increases based on the increases in the Consumer Price Index and operating costs. Also, the Company has the option to renew certain facility leases for additional terms varying from five to ten years.

         The Company's consolidated DMCs have entered into multi-year equipment maintenance agreements. Future minimum payments under operating leases and equipment maintenance agreements are as follows:

         (in thousands)
         Years Ending December 31,
         -----------------------------------------------------------------------
         1996                                                           $ 5,031
         1997                                                             3,750
         1998                                                             3,166
         1999                                                             2,392
         2000                                                             1,340
         Later years                                                        574
                                                                        -------

         Total minimum payments                                         $16,253
                                                                        =======

         Rent expense under operating leases totaled $5,362,000, $8,263,000 and $11,509,000 for the years ended December 31, 1995, 1994 and 1993, respectively, and is included in Costs of medical services in the Company's consolidated statements of operations.

11.       INCOME TAXES

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

         At December 31, 1995, the Company had Federal net operating loss carryforwards of approximately $21,837,000 for income tax purposes that expire in 2008. The Company has investment tax credit carryforwards of approximately $418,000 which begin to expire in 1999. In addition, the Company has a Federal alternative minimum tax credit carryforward of approximately $166,000 which has no expiration date. In accordance with the Internal Revenue Code, the Company s use of its net operating loss carryforwards could be limited in the event of certain cumulative changes in the Company's stock ownership. For financial reporting purposes, a valuation allowance of approximately $11,761,000 has been recognized to offset the deferred tax assets.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                               December 31,
                                                           ---------------------
         (in thousands)                                    1995        1994
         -----------------------------------------------------------------------
         Deferred tax assets:
             Net operating loss carryforwards              $  7,643    $ 10,655
             Valuation reserves                               4,386       5,160
             Other                                            3,830       4,308
                                                           --------    --------

                 Total deferred tax assets                   15,859      20,123
         Valuation allowance for deferred tax assets        (11,761)    (14,156)
                                                           --------    --------

             Net deferred tax assets                          4,098       5,967
                                                           --------    --------

         Deferred tax liabilities:
             Tax over financial reporting depreciation        4,098       5,967
                                                           --------    --------

                 Total deferred tax liabilities               4,098       5,967
                                                           --------    --------

                 Net deferred tax liabilities              $     --    $     --
                                                           ========    ========

         For the year ended 1995, MICA provided $120,000 in Federal tax related to alternative minimum tax and $60,000 related to state income tax. No income taxes were provided in 1994 or 1993.

         The reconciliation of income tax computed at the U.S. federal statutory tax rates to the income tax provision is as follows:

         Year Ended December 31,                      1995     1994     1993
         ----------------------------------------------------------------------
         Federal statutory tax (benefit) rate          34.0%   (34.0%)  (34.0%)
         Limitation of benefit on net operating loss     --     32.3     16.6
         Benefit of loss carryforwards                (32.1)      --       --
         Non-deductible amortization expense             --       --     17.4
         State tax, net of federal income taxes         1.0       --       --
         Other                                           .2      1.7       --
                                                      -----    -----    -----
         Effective tax rate                             3.1%      --%      --%
                                                      =====    =====    =====

12.      SHAREHOLDERS EQUITY

         COMMON STOCK - At December 31, 1995, the Company had reserved 1,113,001 shares of Common Stock for issuance in connection with the exercise of outstanding stock options and warrants and the conversion of debentures.

         In March 1993, the United States District Court for the Southern District of California approved a settlement of a class action lawsuit brought in 1991 against the Company and certain former officers. The settlement provided for the Company to issue 64,894 shares (after giving effect to the one-for-five reverse stock split which occurred in 1995) of its Common Stock at an agreed upon value of $800,000 and for the insurers of the individual defendants to pay $2,650,000. On January 3, 1994, the Company issued 64,894 shares related to the litigation settlement.

         PREFERRED STOCK-SERIES B - In October 1991, the Company's Board of Directors authorized 300,000 shares of Series B Preferred Stock without par value in connection with the Company's entering into a Rights Agreement. Each share of Series B Preferred Stock entitled the holder thereof to 100 votes on all matters submitted to a vote of the shareholders. Such shares of Series B Preferred Stock were to be issued pursuant to the Rights Agreement at a ratio of one one-hundredths of a share per Right upon the occurrence of certain event and upon the Right holder's payment of an exercise price.

         On March 19, 1996, the Board of Directors ordered the redemption of all outstanding Rights so that no holder of Rights could exercise such Rights and no shares of Series B Preferred Stock could be issued in connection with the Rights Agreement. For a more detailed description of the Rights Agreement and the Board of Directors' actions in connection therewith, see "Preferred Stock Purchase Rights."

         WARRANTS - The Company issues warrants primarily to directors, underwriters and consultants for various services. Warrants are generally granted at prices equal to the fair market value of the shares on the date of grant. At year end 315,500 warrants were exercisable. In August 1995 a third party forfeited a warrant to purchase 300,000 shares of the Company's Common Stock pursuant to an agreement by the Company to pay $450,000. Warrant activity during 1995 and 1994 is summarized as follows:

                                                             Number                  Price
                                                            of Shares              Per Share
         ---------------------------------------------------------------------------------------
         Outstanding at December 31, 1992                     78,200           $13.75  -  $68.15
         Granted                                             487,500             2.50  -    5.70
         Forfeited                                           (16,200)           48.75  -   68.15
                                                             -------            ----------------

         Outstanding at December 31, 1993                    549,500             2.50  -   21.90
         Granted                                               7,000                  2.81
         Forfeited                                           (41,000)           13.75  -   21.90
                                                             -------            ----------------

         Outstanding at December 31, 1994                    515,500             2.50  -   18.75
         Granted                                             107,000             4.05  -    7.81
         Forfeited                                          (307,000)            5.70  -   18.75
                                                             -------            ----------------

         Outstanding at December 31, 1995                    315,500            $2.50  -  $18.75
                                                             =======            ================

PREFERRED STOCK PURCHASE RIGHTS

         In October 1991, the Company's Board of Directors declared a dividend distribution of one preferred share purchase right (a "Right") for each share of Company Common Stock ("Common Share") outstanding at the close of business on October 18, 1991 (the "Record Date"). Each Right entitled the registered holder to purchase from the Company one one-hundredth of a share of Series B Preferred Stock, no par value, at a purchase price of thirty-five dollars ($35.00) per one one-hundredth of a Preferred Share, subject to adjustment. The Board of Directors also authorized and directed the issuance of one Right with respect to each Common Share that should become outstanding between the Record Date and the earliest of the Distribution Date (as defined below), the date the Rights are redeemed and the date the Rights expire.

         The Rights Agreement pursuant to which Rights were issued provided that Rights would not be exercisable until such time as the Company issued separate Right Certificates to the holders of Rights on a "Distribution Date," a date ten days after a public announcement that the dilutive provisions of the Rights Agreement had been triggered. The Rights Agreement further provided that the Board of Directors could redeem the Rights in whole, but not in part, at a price of $.01 per Right and that the holder of Rights would have no rights as a shareholder of the Company until he exercised such Rights.

         On January 10, 1996, the Company's Board of Directors approved certain amendments to the Rights Plan to provide greater flexibility for the Company and to take into consideration a one-for-five reverse stock split effected by the Company in October 1995. The Rights Agreement, as amended by the First Amendment to Rights Agreement, made the determination of whether the dilutive provisions of the Rights Agreement had been triggered dependent on a public announcement by the Company or by a shareholder that the shareholder's beneficial ownership of Common Stock has risen above 20% of the total issued and outstanding shares of Common Stock. In contrast, the original Rights Agreement made such determination automatic upon a shareholder reaching the 20% threshold. By making the triggering of the rights dependent on a public announcement, the Company eliminated the possibility that it might face a situation in which the rights would be activated and the Board would not have an opportunity to redeem the rights. The amendments approved by the Board of Directors also changed the redemption price from $.01 to $.05 to reflect the one-for-five reverse stock split in October of 1995.

         On March 1, 1996, the Company announced, based on a report from a Special Committee of the Board of Directors, that a group of shareholders which included Steel Partners II, L.P. and Steel Partners Associates had acquired in excess of 20% of the outstanding Common Stock of the Company and that the dilutive provisions of Rights Agreement had been triggered. The Company also announced that it had approved a Second Amendment to the Rights Agreement which shortened from ten days to seven days the period during which the Board of Directors could redeem the Rights following the public announcement that a shareholder or a group of shareholders had triggered the dilutive provisions of the Rights Agreement. The Company also reduced from ten days to seven days the period between the public announcement of the triggering of the dilution provisions and the Distribution Date.

         On March 7, 1996, the Board of Directors approved a Third Amendment to the Rights Agreement which extended until March 12, 1996 at 11:59 p.m. Pacific Standard Time the period during which the Company could redeem the Rights and following which the Company could distribute separate Right Certificates. The Company extended the Distribution Date and the time for redemption of the Rights once again to March 19, 1996 at 11:59 p.m. PST by way of a Fourth Amendment to the Rights Agreement dated as of March 11, 1996.

         On March 19, 1996, the Company announced that its Board of Directors had ordered the redemption of all outstanding Rights as part of the Agreement of Compromise and Settlement between the Company and certain of its affiliates, on the one hand, and Steel Partners II, L.P. and certain of its affiliates, on the other hand (the "Settlement Agreement") (see Note 2 for a description of the Settlement Agreement). The Company set March 29, 1996 as the record date for determining the holders of rights entitled to payment of the $.05 per share Redemption Price and April 8, 1996 as the date for payment of the Redemption Price. The Company anticipates that it will be required to pay $134,000 in the aggregate to holders of Rights in order to effect the redemption of all outstanding Rights.


13.      RETIREMENT PLAN AND STOCK OPTIONS

         RETIREMENT PLAN - Under Section 401(k) of the Internal Revenue Code the Company instituted a tax deferred retirement plan (the "TDRP") for the benefit of all employees meeting certain minimum eligibility requirements. Under the TDRP, an employee may defer up to 10% of pre-tax earnings, subject to certain limitations, and contribute it to a trusteed plan. The Company will match 50% of an employee s deferred salary up to a maximum of 6% of gross pay. The Company's matching contributions vest over a five-year period. For the years ended December 31, 1995, 1994 and 1993, the Company contributed $118,000, $101,000 and $135,000, respectively, to match employee contributions.

         STOCK OPTIONS - The Company has been authorized to issue 489,000 shares of Common Stock to certain key employees under its Stock Option Plan adopted in 1985 and 1994. Options are granted at prices equal to the fair market value of the shares at the date of grant and are usually exercisable in cumulative annual increments each year, commencing one year after the date of grant. Activity under the Company's stock option plans during 1995 and 1994 are summarized as follows:

                                                             Number                  Price
                                                            of Shares              Per Share
         ---------------------------------------------------------------------------------------
         Outstanding at December 31, 1992                    137,867           $13.75  -  $21.90
         Granted                                             122,800             3.13  -    4.40
         Forfeited                                          (105,967)            3.13  -   21.90
                                                             -------            ----------------

         Outstanding at December 31, 1993                    154,700             3.13  -   21.90
         Granted                                             160,800             2.35  -    3.60
         Exercised                                              (666)                 3.13
         Forfeited                                           (98,134)            2.35  -   21.90
                                                             -------            ----------------

         Outstanding at December 31, 1994                    216,700             2.35  -   21.90
         Granted                                             121,800                  7.81
         Exercised                                           (53,000)            2.35  -    3.44
         Forfeited                                           (34,666)            2.35  -   21.90
                                                             -------            ----------------

         Outstanding at December 31, 1995                    250,834            $2.35  -  $21.90
                                                             =======            ================

         Options exercisable at December 31, 1995 totaled 146,694 and shares available for future grant at year end totaled 71,052.


14.      SPECIAL CHARGES

         Operating results in 1993 include a non-cash charge of approximately $21,500,000 to write off goodwill associated with prior years acquisitions and a non-cash charge of $2,000,000 to increase reserves established to reflect uncertainty regarding the realization of certain other assets.


15.      EXTRAORDINARY GAIN

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


16.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Dr. Keith R. Burnett, a director of the Company, is a principal and officer of Magnetic Imaging Medical Group ("MIMG"), which provides radiology and other medical services for the Company's Diagnostic Medical Centers located in Long Beach, Huntington Beach, Laguna Niguel and Downey, California. MIMG is a Co-General Partner of the center in Long Beach. Dr. Burnett serves as the Medical Director for the facilities in Huntington Beach and Laguna Niguel. The Management, Licensing and Facilities Agreements between the respective Centers and MIMG ("Agreements") provide that MICA will receive for services rendered:
77.5% of the revenues collected at Long Beach Medical Imaging

Clinic, 80% of the revenues collected at Medical Imaging Center of Huntington Beach and Laguna Niguel MRI Center, and 82% at Downey MRI Center. Pursuant to the Agreements, the balance of the amounts collected is retained by MIMG as its fee. In 1995, the Company's share of revenues collected from the four centers was $1,669,000, $1,748,000, $783,000 and $834,000, respectively; MIMG's share of the revenues collected was $452,000, $413,000, $169,000 and $208,000, respectively.


17.      NEW ACCOUNTING STANDARDS

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective for fiscal years beginning after December 15, 1995. SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company does not believe, based on current circumstances, the effect of adoption of SFAS 121 will be material.

         In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation", effective for fiscal years beginning after December 15, 1995. SFAS 123 establishes the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of the stock option at the grant date and the number of options vested, and is recognized over the periods in which the related services are rendered. If the Company were to retain its current intrinsic value based method, as allowed by SFAS 123, it will be required to disclose the pro forma effect of adopting the fair value based method. To date, the Company has not made a decision to adopt the fair value based method.

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
                                 SCHEDULE VIII
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                             -------ADDITIONS-------
                                 BALANCE AT  CHARGED TO   CHARGED TO              BALANCE AT
                                 BEGINNING   COSTS AND      OTHER                    END
(in thousands)                   OF PERIOD    EXPENSES     ACCOUNTS   DEDUCTIONS  OF PERIOD
--------------------------------------------------------------------------------------------
YEAR ENDED 12/31/95:
Reserve for bad debts              $6,046      $1,059        $ --       $2,602      $4,503
                                   ======      ======        ====       ======      ======


Reserve for advances
  to unconsolidated centers        $1,788      $   --        $ --       $   --      $1,788
                                   ======      ======        ====       ======      ======


Amortization of intangibles:
  Excess of purchase price over
    net assets acquired            $  142      $  324        $ --       $   --      $  466
                                   ======      ======        ====       ======      ======

Amortization of deferred costs:
  Debt financing costs             $  858      $   --        $ 97       $   --      $  955
  Pre-opening and
    organization costs                382         152          --          534          --
  Indirect lease origination
    costs                             224          14          --           14         224
                                   ------      ------        ----       ------      ------
      Total                        $1,464      $  166        $ 97       $  548      $1,179
                                   ======      ======        ====       ======      ======
============================================================================================

YEAR ENDED 12/31/94:
Reserve for bad debts              $6,883      $1,243        $ --       $2,080      $6,046
                                   ======      ======        ====       ======      ======

Reserve for advances to
  unconsolidated centers           $1,688      $  100(1)     $ --       $   --      $1,788
                                   ======      ======        ====       ======      ======

Amortization of intangibles:
  Excess of purchase price over
    net assets acquired            $    0      $  142        $ --       $   --      $  142
                                   ======      ======        ====       ======      ======

Amortization of deferred costs:
  Debt financing costs             $  723      $   --        $135       $   --      $  858
  Pre-opening and
    organization costs                267         192          --           77         382
  Indirect lease origination
    costs                             197          32          --            5         224
                                   ------      ------        ----       ------      ------
      Total                        $1,187      $  224        $135       $   82      $1,464
                                   ======      ======        ====       ======      ======
============================================================================================


(1) Represents increase in reserve for advances to unconsolidated centers.

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
                                 SCHEDULE VIII
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                  -------ADDITIONS-------
                                      BALANCE AT  CHARGED TO   CHARGED TO              BALANCE AT
                                      BEGINNING   COSTS AND      OTHER                    END
(in thousands)                        OF PERIOD    EXPENSES     ACCOUNTS   DEDUCTIONS  OF PERIOD
-------------------------------------------------------------------------------------------------
YEAR ENDED 12/31/93:
Reserve for bad debts                   $5,465      $2,643     $    0       $1,225       $6,883
                                        ======      ======     ======       ======       ======


Reserve for contract costs in
  excess of related revenues            $  735      $   --     $   --       $  735(1)    $    0
                                        ======      ======     ======       ======       ======


Reserve for advances
  to unconsolidated centers             $  900      $   --     $  788 (2)   $   --       $1,688
                                        ======      ======     ======       ======       ======

Amortization of intangibles:
  Excess of purchase price over
    net assets acquired                 $1,756      $  521   ( $2,267)(3)   $   10       $    0
  Covenants not to compete,
    contracts acquired and rights to
    provide MRI equipment                  574         246   (    820)(3)       --            0
                                        ------      ------     ------       ------       ------
      Total                             $2,330      $  767   ( $3,087)      $   10       $    0
                                        ======      ======     ======       ======       ======

Amortization of deferred costs:
  Debt financing costs                  $  588      $   --     $  135       $   --       $  723
  Pre-opening and
    organization costs                     203         266         --          202          267
  Indirect lease origination
    costs                                  228         157         --          188          197
                                        ------      ------     ------       ------       ------
      Total                             $1,019      $  423     $  135       $  390       $1,187
                                        ======      ======     ======       ======       ======
=================================================================================================


(1) Represents reserves written off due to contracts expiring during 1993.

(2) Represents reclass of general reserve to reserve for advances to unconsolidated centers.

(3) Represents write-off of goodwill.