Form 10-Q
period 1996-03-31
MEDICAL IMAGING CENTERS OF AMERICA INC
filed 1996-05-13
CIK 746712

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/x/    Quarterly Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the quarterly period ended March 31, 1996, or

/ /      Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from        to
                                                             ------     -------

                         Commission File Number 0-12787

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)

          California                                     95-3643045
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification Number)

     9444 Farnham St., Suite 100
      San Diego, California                                92123
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

                            Yes    X      No
                                 ----         ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               2,674,307 shares of Common Stock as of May 7, 1996

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS

(in thousands except share information)
- ---------------------------------------

                                                                                  March 31, 1996   December 31, 1995
                                                                                  --------------   -----------------
ASSETS:
Current assets:
   Cash and cash equivalents (includes restricted cash of $170 in
     1996 and $422 in 1995)                                                          $  6,835         $ 10,732
   Trade and notes receivable, net of allowance for doubtful accounts
     of $4,379 in 1996 and $4,503 in 1995                                               8,036            7,711
   Prepaid expenses and other current assets
                                                                                          704              725
                                                                                     --------         --------

     Total current assets                                                              15,575           19,168

Equipment and leasehold improvements, net of accumulated
   depreciation and amortization of $16,372 in 1996 and
   $25,168 in 1995                                                                     14,844           16,274
Equipment held for sale, net of accumulated depreciation
   of $2,277 in 1996 and $4,863 in 1995                                                   700              800
Investment in and advances to unconsolidated entities, net of reserves
   of $1,845 in 1996 and $1,788 in 1995                                                 1,375            1,489
Intangible assets, net of accumulated amortization of
   $1,606 in 1996 and $1,645 in 1995                                                      950            1,087
Other assets                                                                              797              830
                                                                                     --------         --------
                                                                                     $ 34,241         $ 39,648
                                                                                     ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Current portion long-term debt and capital lease obligations                      $  6,212         $ 11,161
   Current portion convertible subordinated debt                                        2,800            2,800
   Accounts payable                                                                     1,149            1,107
   Accrued compensation                                                                   487              697
   Other accrued liabilities                                                            2,805            3,066
                                                                                     --------         --------
     Total current liabilities                                                         13,453           18,831

Long-term debt and capital lease obligations                                            9,883           11,182
Minority interest in consolidated partnerships                                          1,098            1,222
Convertible subordinated debt                                                           5,400            5,400
Commitments
Shareholders' Equity:
   Preferred stock, no par value, 5,000,000 shares authorized; Series B preferred shares, no par value, 300,000 shares
     authorized, no shares issued or outstanding                                         --               --
   Common stock, no par value, 30,000,000 shares authorized;
     2,671,774 and 2,479,460 shares issued and outstanding at
     March 31, 1996 and December 31, 1995, respectively                                55,906           54,691

Accumulated deficit                                                                   (51,499)         (51,678)
                                                                                      -------         --------

   Total shareholders' equity                                                           4,407            3,013
                                                                                     --------         --------
                                                                                     $ 34,241         $ 39,648
                                                                                     ========         ========

See accompanying notes.

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                          Three Months Ended March 31,
                                                          ----------------------------
(in thousands except per share information)                 1996                1995
- -------------------------------------------              ----------           ---------
REVENUES:
Medical services                                         $  9,105              $ 12,139
Equipment and medical suite sales
                                                              348                 2,036
                                                         --------              --------
   Total revenues                                           9,453                14,175


COSTS AND EXPENSES:
Costs of medical services                                   5,202                 7,406
Costs of equipment and medical suite sales                     66                 1,542
Marketing, general and administrative                         697                   782
Provision for doubtful accounts                               123                   268
Depreciation and amortization of equipment
   and leasehold improvements                               1,676                 2,633
Amortization of intangibles and deferred costs                101                   122
Equity in net income of unconsolidated entities              (180)                 (183)
Interest expense                                              560                   955
Interest income                                              (128)                 (154)
Special charge                                              1,325                  --
                                                         --------              --------

   Total costs and expenses                                 9,442                13,371
                                                         --------              --------

Income before minority interest and extraordinary gain         11                   804
Minority interest in net (income) loss of
   consolidated partnerships                                  (81)                  120
                                                         --------              --------
Income (loss) before extraordinary gain                       (70)                  924

Extraordinary gain, net of tax                                382                  --
                                                         --------              --------
Net income                                               $    312              $    924
                                                         ========              ========

PRIMARY EARNINGS PER SHARE:

Income (loss) before extraordinary gain                  $   (.03)             $    .37
Extraordinary gain                                       $    .14              $   --
                                                         --------              --------
Net income                                               $    .11              $    .37
                                                         ========              ========


FULLY DILUTED EARNINGS PER SHARE:

Net income                                               $    .11              $    .35
                                                         ========              ========


SHARES USED IN PER SHARE AMOUNTS:

Primary                                                     2,752                 2,476
                                                         ========              ========
Fully Diluted                                               2,752                 3,227
                                                         ========              ========



See accompanying notes.

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
(in thousands)                                                                          1996         1995
- --------------                                                                          ----         ----
OPERATING ACTIVITIES:
Net income                                                                           $    312         $   924
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                      1,777           2,755
     Amortization of deferred financing costs                                              18              36
     Provision for doubtful accounts                                                      123             268
     Minority interest in net income (loss) of consolidated partnerships                   81            (120)
     Net value of equipment sold                                                          120           1,555
     Extraordinary gain from debt forgiveness                                            (517)           --
Change in assets and liabilities:
   (Increase) decrease in trade receivables                                              (448)             27
   Decrease in prepaid expenses and other current assets                                   21             142
   Decrease in accounts payable and other accrued liabilities                            (219)           (702)
   Decrease in accrued compensation                                                      (210)           (701)
                                                                                     --------         -------
   Net cash provided by operating activities                                            1,058           4,184

INVESTING ACTIVITIES:
Capital expenditures                                                                     (137)           (169)
Decrease in investment in and advances to unconsolidated entities, net                    114             337
Cost of acquisitions                                                                     (205)            (50)
Other, net                                                                                 33              (6)
                                                                                     --------         -------

   Net cash (used in) provided by investing activities                                   (195)            112

FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations                     (4,735)         (4,506)
Distribution to minority interests                                                       --              (151)
Redemption of Shareholder Rights                                                         (133)           --
Other, net                                                                                108              (2)
                                                                                     --------         -------
   Net cash used in financing activities                                               (4,760)         (4,659)
                                                                                     --------         -------


Net decrease in cash and cash equivalents                                              (3,897)           (363)
Cash and cash equivalents at beginning of period                                       10,732           8,524
                                                                                     --------         -------
Cash and cash equivalents at end of period                                           $  6,835         $ 8,161
                                                                                     ========         =======

SUPPLEMENTAL CASH FLOW DATA:

   Interest paid                                                                     $    419         $   754
                                                                                     ========         =======

   Income taxes paid                                                                 $     47         $     6
                                                                                     ========         =======

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Additions to capital lease and long-term debt obligations                         $    131         $   280
                                                                                     ========         =======

   Retirement of debt and termination of capital lease obligations                   $  1,649         $   389
                                                                                     ========         =======

See accompanying notes.

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

                                                                    Common Shares
                                                                ----------------------
                                                                Issued and Outstanding
                                                                ----------------------      Accumulated
(in thousands except share information)                          Shares        Amount         Deficit
- ---------------------------------------                          ------        ------         -------
Balance at December 31, 1995                                    2,479,460      $54,691       $(51,678)

Proceeds from issuance of common stock
   purchase warrants (see Note 4)                                 160,000          912           --
Fair value assigned to warrants issued in
   connection with debt forgiveness (see Note 4)                     --            200           --
Stock options exercised                                            32,314          103           --
Redemption of Shareholder Rights (see Note 3)                        --            --            (133)
Net income                                                           --            --             312
                                                                -----------------------------------------


Balance at March 31, 1996                                       2,671,774      $55,906       $(51,499)
                                                               ==========================================

See accompanying notes.

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The financial statements included herein have been prepared by Medical Imaging Centers of America, Inc. ("MICA" or the "Company"), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, in the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations of the Company as of and for the periods indicated, have been included.

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995, which are included in the Company's Form 10-K. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1996.

2. On January 2, 1996, Steel Partners II, L.P. ("Steel"), which as of March 19, 1996 owned 19.8% of the Company's outstanding common stock, filed proxy materials with the Securities and Exchange Commission to replace the current Board of Directors with its own representatives. The Company held a special meeting of shareholders on February 26, 1996. On March 19, 1996, the Company and Steel entered into an Agreement of Compromise and Settlement (the "Settlement Agreement"). The Settlement Agreement calls for the dismissal of all pending litigation and provides for mutual releases. The Settlement Agreement also provides that the February 26, 1996 Special Meeting of Shareholders will be adjourned without any final report from the Inspector of Elections, leaving the current Board of Directors in place.

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

The Company estimates that the total expenditures for such solicitation, including the fees and expenses of the Company's attorneys, financial advisors, public relations firm and proxy solicitors, excluding salaries and wages of its officers and employees and including $425,000 reimbursed to Steel, will approximate $1,325,000, and such amount has been recorded as a Special Charge to operations in the first quarter of 1996.

3. The Board of Directors set March 29, 1996 as the record date for determining the holders of Rights entitled to payment of the $.05 per share Redemption Price and April 8, 1996 as the date for payment of the Redemption Price. The Company paid $133,000 in the aggregate to holders of Rights issued pursuant to the Rights Plan to effect the redemption of all outstanding Rights. Such amount has been reflected in the financial statements as of March 31, 1996.

4. In January 1996, the Company repaid a $3.1 million promissory note. The Company paid $1,425,000 in cash and applied $912,000 in proceeds received from the exercise of a warrant attached to the note to purchase 160,000 shares of MICA's Common Stock as payment in full to retire the note. In connection with this transaction the Company issued an additional warrant to purchase 60,000 shares of the Company's Common Stock at an exercise price of $8.50 per share which expires on December 31, 1998. The Company assigned a $200,000 value to the warrant and recorded an extraordinary gain of $382,000, net of tax, from the settlement of this obligation in January 1996.

5. Primary and fully diluted net income per share is computed on the basis of weighted average number of common shares outstanding and includes common stock equivalents when their effect is dilutive. For the quarter ended March 31, 1996, common stock equivalents and additional shares from the conversion of debentures were excluded from the fully diluted net income computation as their effect was antidilutive. The Company effected a one-for-five reverse stock split for shareholders of record on October 16, 1995. All per share data has been restated for all periods presented to give effect to the reverse stock split.

6. No income tax provisions have been recorded for the three months ended March 31, 1996 and 1995, respectively, due to net operating loss carryforwards available for income tax purposes.

7. Certain 1995 amounts have been reclassified to conform with the March 31, 1996 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

BUSINESS The Company is a California corporation organized in July 1981 which provides outpatient services and medical equipment rentals to physicians, managed care providers and hospitals. These services include magnetic resonance imaging ("MRI"), computed tomography ("CT"), nuclear medicine and ultrasound. The Company's operations include diagnostic medical centers ("DMCs"), diagnostic equipment rentals, fee-for-service agreements (fixed and mobile), and management, marketing and related support services.

OPERATING TRENDS

Medical services revenues declined during the first quarter of 1996 primarily due to the Company's termination of unprofitable fee-for-service contracts and sales of underperforming assets used in the fee-for-service business. As such, the Company believes that revenues from its fee-for-service business, which accounted for 39% of medical services revenues reported in 1995 and 30% of medical services revenues reported in the first quarter of 1996, will continue to decline. In view of the historical unprofitability and uncertainty regarding its fee-for-service business, the Company's strategy is to sell equipment used in its fee-for-service business as related hospital contracts expire.

Revenues earned by the Company's DMCs in the first quarter of 1996 were negatively affected by declining reimbursement which is the direct result of cost containment efforts at the state and federal level as well as efforts by insurer and payor groups to reduce healthcare costs. MICA expects the decline in reimbursement trends to continue in the future. The Company's strategy is to offset the decline in reimbursement by securing managed care contracts and developing strategic alliances with hospitals and other healthcare providers to increase the utilization of its diagnostic imaging services. By positioning itself to take greater advantage of managed care contracts, thereby increasing the utilization of its services, management believes that it can maintain its DMC revenues. Although there can be no assurances, the Company believes that declining reimbursement trends can be offset with increased utilization so that such trends will not have a significant negative impact on the Company's operating results or its liquidity in the future. Management believes that its cash on hand and cashflow from future operations will be sufficient to meet the Company's obligations as they come due.

Although the Company cannot accurately anticipate the effect of inflation on its operations, it does not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on its net sales or results of operations.

RESULTS OF OPERATIONS

REVENUES FROM MEDICAL SERVICES Revenues from its DMCs for the first quarter declined $400,000 from $6.8 million in 1995 to $6.4 million in 1996 primarily due to declining trends in both reimbursement and utilization. Revenues from its fee-for-service business for the first quarter declined $2.6 million from $5.3 million in 1995 to $2.7 million in 1996, primarily due to the Company's sale of underperforming assets and termination of certain unprofitable leases and contracts used in its fee-for-service business. The Company's sale of its Chicago-based Ultrasound and Nuclear Medicine Division (the "Division") in July of 1995 accounted for $1.4 million of the decline. As noted above, a number of factors exist that could have an impact on the Company's future revenues, including declining prices and an oversupply in the diagnostic equipment market, declining trends in reimbursement and competition in the healthcare industry.

REVENUES FROM EQUIPMENT AND MEDICAL SUITE SALES Revenues from equipment and medical suite sales for the first quarter decreased from $2 million in 1995 to $350,000 in 1996. The decrease in sales is due to the quantity and type of equipment and medical suites sold and will vary accordingly. The Company intends to sell equipment and its remaining inventory of medical suites in the future, but such sales are subject to market conditions and there can be no assurances that such sales will or will not occur.

COSTS OF MEDICAL SERVICES Costs of medical services from its DMCs for the first quarter decreased from $4.2 million (35% of medical services revenues) in 1995 to $3.9 million (43% of medical services revenues) in 1996 primarily due to the renegotiation of certain DMC lease obligations. Costs of medical services from its fee-for-service business for the first quarter decreased from $3.2 million (26% of medical services revenues) in 1995 to $1.3 million (14% of medical services revenues) in 1996, primarily due to the Company's sale of Division assets in July 1995 which accounted for $950,000 of the decrease in costs, termination of leases and contracts, sales of fee-for-service equipment, and various actions taken by the Company to reduce spending.

COSTS OF EQUIPMENT AND MEDICAL SUITE SALES Costs of equipment and medical suite sales for the first quarter decreased from $1.5 million in 1995 to $65,000 in 1996. The difference in costs is directly related to the quantity and type of equipment and medical suites sold and will vary accordingly.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES Marketing, general and administrative expenses decreased from $780,000 (6% of medical services revenues) in 1995 to $695,000 (8% of medical services revenues) in 1996. The decrease in costs resulted from reductions in administrative personnel, expiration of certain leases, and other spending reductions.

PROVISION FOR DOUBTFUL ACCOUNTS Provision for doubtful accounts for the first quarter decreased from $270,000 (2% of medical services revenues) in 1995 to $125,000 (1% of medical services revenues) in 1996. The provision for doubtful accounts is based upon management's evaluation of the collectability of accounts receivable and varies accordingly.

DEPRECIATION AND AMORTIZATION Depreciation and amortization of equipment and leasehold improvements for the first quarter decreased from $2.6 million in 1995 to $1.7 million in 1996. This decrease is primarily due to the sale of underperforming assets and termination of certain unprofitable leases used in the fee-for-service business and the Company's sale of Division assets in July of 1995 which accounted for $235,000 of the decline.

INTEREST EXPENSE Interest expense for the first quarter decreased from $955,000 in 1995 to $560,000 in 1996. This decrease primarily resulted from the sale of underperforming assets and termination of certain unprofitable leases used in the fee-for-service business. In addition, interest expense decreased $60,000 due to the declining balance of its convertible subordinated debt.

MINORITY INTEREST IN NET INCOME/LOSS OF CONSOLIDATED PARTNERSHIPS The minority interest in the consolidated partnerships increased from a net loss of $120,000 in the first quarter of 1995 to net income of $80,000 in the first quarter of 1996 due to improved performance of certain of its DMCs with minority ownership.

EXTRAORDINARY GAIN On January 16, 1996 the Company entered into an agreement with a creditor to pay off a promissory note. The Company paid $1,425,000 in cash and applied $912,000 in proceeds received from the exercise of a warrant to purchase 160,000 shares of MICA's Common Stock as payment in full to retire the note. In connection with this transaction the Company issued an additional warrant to purchase 60,000 shares of the Company's Common Stock at an exercise price of $8.50 per share which expires on December 31, 1998. At the date of grant, the Company allocated $200,000 to the cost of the warrant which was determined to be its fair value. The Company recorded an extraordinary gain of $382,000, net of tax, from the settlement of this obligation in the quarter ended March 31, 1996.

SPECIAL CHARGE Total expenditures related to the Settlement Agreement and related proxy solicitation, including the fees and expenses of the Company's attorneys, financial advisors, public relations firm and proxy solicitors, excluding salaries and wages of its officers and employees and including $425,000 reimbursed to Steel, approximated $1,325,000, and were recorded as a Special Charge to operations in the first quarter of 1996 (see Note 2).

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company's cash and cash equivalents totaled $6.8 million which is a decrease of $3.9 million since December 31, 1995. This decrease primarily reflects principal payments of $4.7 million offset by net cash provided by operations of $1 million. Included in the first quarter's principal payments is $1.4 million paid to retire a promissory note (see Note 4) and $1.1 million in payments related to a negotiation to settle certain equipment lease debt. The Company had working capital of $2.1 million at March 31, 1996, which, when combined with its cash on hand was adequate to meet the Company's mandatory sinking fund payment of $2.8 million on April 30, 1996 to holders of its convertible subordinated debt.

The Company's ability to meet its current obligations is dependent on its ability to maintain revenues from existing contracts while reducing related costs. In addition, a number of factors exist that could have an impact on the Company's future revenues. Such factors in some cases have affected the Company's results, and in the future could cause the Company's actual results for the second quarter of 1996, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors are discussed under the caption "Risk Factors and Certain Cautionary Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and include, among others, the following: (i) declining prices and an oversupply in the diagnostic equipment market; (ii) changes in healthcare legislation which have limited reimbursement and prohibited referrals from physician investors; (iii) healthcare initiatives which could reduce reimbursement to the Company; and (iv) competition in the healthcare industry.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On January 2, 1996, Steel Partners II, L.P. ("Steel"), who at that time had acquired 19.9% of the Company's outstanding common stock, commenced a proxy solicitation against the Company by filing preliminary proxy materials with the SEC demanding that a Special Meeting of Shareholders be called on February 26, 1996 to remove the Company's current Board and elect Steel's nominees in their place. On January 10, 1996, the Company commenced litigation in the United States District Court for the Southern District of California (the "Court") against Steel and certain of its affiliates (together with Steel, the "Steel Defendants") alleging that the Steel Defendants violated certain federal securities laws and state tort laws in connection with their acquisition of Common Stock and their proxy solicitation. The Company's complaint alleged, among other matters, that the Steel Defendants violated Section 13(d) of the Securities Exchange Act of 1934 by, among other things, filing false and misleading Schedules 13D that failed to disclose the Steel Defendants' true ownership of Common Stock and their true intent to attempt to take control of the Company. The complaint also alleged that the Steel Defendants tortiously interfered with the Company's economic relations with a lender of the Company by, among other things, claiming to have enough control of the Company to have instructed the Company to stop making payments to its lenders.

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

On February 23, 1996, Judge Rudi Brewster of the United States District Court for the Southern District of California issued a preliminary injunction based on his finding that the Company had demonstrated that there was sufficient evidence to show probable success on the merits of the Company's claim that Steel had violated the requirements of Section 13(d) of the Securities Exchange Act of 1934 by failing to disclose its unidentified foreign investor. Judge Brewster also found sufficient evidence to show probable success on the merits of the Company's claim that brokerage customers of Jack Howard, an affiliate of Steel, were members of a "group" which included Steel. On February 26, 1996, the Company held a Special Meeting of Shareholders as scheduled.

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

Pursuant to the Settlement Agreement, the Company is required to initiate a process to sell or merge the Company. The Company's financial advisor, Batchelder & Partners, Inc., will advise the Company in connection with the sale or merger process. If the process does not result in an announcement by the Company of a sale or merger transaction by June 19, 1996, a definitive agreement for a sale or merger transaction by July 19, 1996, or the consummation of a sale or merger transaction by November 19, 1996, the current members of the Company's Board of Directors will resign from their positions and be replaced by designees of Steel.

The Settlement Agreement calls for the Company to amend the severance agreement of the Company's chief executive officer and chief financial officer to provide that the Company's failure to meet such deadlines shall constitute an "involuntary termination" for purposes of their respective severance packages. In the meantime, Steel has agreed that it will not, and will cause its affiliates not to, acquire or offer to acquire, directly or indirectly, by purchase or otherwise, beneficial ownership of any of the Company's securities during the sale or merger process.

The Settlement Agreement also requires the Company to redeem all outstanding Rights issued pursuant to the Company's Rights Plan and prohibits the Company from enacting a new shareholder rights plan without the prior written consent of Steel.

Simultaneous with its entering into the settlement, the Company entered into a Standstill Agreement with Arrowhead Holdings Corporation, a Delaware corporation ("Arrowhead"), containing substantially the same terms as the Settlement Agreement (the "Arrowhead Agreement"). The Arrowhead Agreement, like the Settlement Agreement, provides that the Company shall initiate a process to sell or merge the Company and shall redeem all outstanding Rights granted pursuant to the Rights Plan. The Arrowhead Agreement also contains mutual release provisions and prohibits Arrowhead from acquiring beneficial ownership of the Company's securities.

Pursuant to the Settlement Agreement, the Company agreed to reimburse Steel for expenses up to $425,000 incurred by Steel in connection with its solicitation of proxies for the February 26, 1996 Special Meeting of Shareholders. Total expenditures related to the Settlement Agreement and related proxy solicitation, including the fees and expenses of the Company's attorneys, financial advisors, public relations firm and proxy solicitors, excluding salaries and wages of its officers and employees and including the $425,000 reimbursed to Steel, approximated $1,325,000, and were recorded as a Special Charge to operations in the first quarter of 1996.

Item 4.  Submission of Matters to a Vote of Security Holders.

A Special Meeting of Shareholders was held on February 26, 1996. The matters voted on were the removal of all present directors without cause; and if approved, the election of new directors. Pursuant to the March 19, 1996 Settlement Agreement, the February 26, 1996 Special Meeting of Shareholders was adjourned without any final report from the Inspector of Elections, leaving the current Board of Directors in place (see Note 2).

Item 6.  Exhibits and Reports on Form 8-K:

         (a)      Exhibits:

                  Exhibit 11 - Computation of Earnings per Share
                  Exhibit 27 - Financial Data Schedule

         (b)      Reports:

                  A Form 8-K was filed on January 16, 1996 reporting the resignation of a director of the Company's Board of Directors. A Form 8-K was filed on January 25, 1996 amending the Company's Shareholder Rights Plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.

Date : May 13, 1996                       /s/ Robert S. Muehlberg
                                          -----------------------
                                          Robert S. Muehlberg
                                          Chairman of the Board of Directors,
                                          President and Chief Executive Officer

Date : May 13, 1996                       /s/ Denise L. Sunseri
                                          ---------------------
                                          Denise L. Sunseri
                                          Vice President, Chief Financial
                                          Officer and Secretary