Form 10-Q
period 1996-06-30
MEDICAL IMAGING CENTERS OF AMERICA INC
filed 1996-08-09
CIK 746712

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ x ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1996, or

[   ]    Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the transition period from _____________ to ____________

                         Commission File Number 0-12787

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)

                  California                            95-3643045
      -------------------------------             ----------------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)              Identification Number)






  9444 Farnham St., Suite 100
  San Diego, California                                                  92123
  -------------------------------------                               ----------
(Address of principal executive offices)                              (Zip Code)

                                  (619) 560-0110
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

              2,695,251 shares of Common Stock as of August 5, 1996

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS

(in thousands except share information)                                            June 30, 1996          December 31, 1995
- ---------------------------------------                                            -------------          -----------------

ASSETS:
Current assets:

   Cash and cash equivalents (includes restricted cash of $230 in
     1996 and $422 in 1995)                                                            $  4,696                 $ 10,732
   Trade and notes receivable, net of allowance for doubtful accounts
     of $4,334 in 1996 and $4,503 in 1995                                                 7,930                    7,711
   Prepaid expenses and other current assets                                                638                      725
                                                                                       --------                 --------
     Total current assets                                                                13,264                   19,168

Equipment and leasehold improvements, net of accumulated
   depreciation and amortization of $17,822 in 1996 and
   $25,168 in 1995                                                                       13,439                   16,274
Equipment held for sale, net of accumulated depreciation
   of $1,474 in 1996 and $4,863 in 1995                                                     300                      800
Investment in and advances to unconsolidated entities, net of reserves
   of $1,845 in 1996 and $1,788 in 1995                                                   1,468                    1,489
Intangible assets, net of accumulated amortization of
   $1,725 in 1996 and $1,645 in 1995                                                        830                    1,087
Other assets                                                                                796                      830
                                                                                       --------                 --------

                                                                                       $ 30,097                 $ 39,648
                                                                                       ========                 ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Current portion long-term debt and capital lease obligations                        $  5,427                 $ 11,161
   Current portion convertible subordinated debt                                          2,600                    2,800
   Accounts payable                                                                       1,268                    1,107
   Accrued compensation                                                                     686                      697
   Other accrued liabilities                                                              2,119                    3,066
                                                                                       --------                 --------
     Total current liabilities                                                           12,100                   18,831

Long-term debt and capital lease obligations                                              8,361                   11,182
Minority interest in consolidated partnerships                                            1,053                    1,222
Convertible subordinated debt                                                             2,800                    5,400
Commitments
Shareholders' Equity:
   Preferred stock, no par value, 5,000,000 shares authorized; Series B preferred shares, no par value, 300,000 shares
     authorized, no shares issued or outstanding                                             --                       --
   Common stock, no par value, 30,000,000 shares authorized;
     2,695,226 and 2,479,460 shares issued and outstanding at
     June 30, 1996 and December 31, 1995, respectively                                   55,995                   54,691

Accumulated deficit                                                                     (50,212)                 (51,678)
                                                                                       --------                 --------

   Total shareholders' equity                                                             5,783                    3,013
                                                                                       --------                 --------
                                                                                       $ 30,097                 $ 39,648
                                                                                       ========                 ========

See accompanying notes

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                               Three Months Ended June 30,         Six Months Ended June 30,
                                                              ----------------------------        --------------------------
(in thousands except per share information)                      1996              1995              1996              1995
- -------------------------------------------                   ----------         ---------        ----------        --------

REVENUES:
Medical services                                              $  8,961          $ 11,634          $ 18,066          $ 23,773
Equipment and medical suite sales                                   35               236               383             2,272
                                                              --------          --------          --------          --------
   Total revenues                                                8,996            11,870            18,449            26,045

COSTS AND EXPENSES:
Costs of medical services                                        5,341             7,086            10,543            14,492
Costs of equipment and medical suite sales                          33               231                99             1,773
Marketing, general and administrative                              776               687             1,473             1,469
Provision for doubtful accounts                                    149               220               272               488
Depreciation and amortization of equipment
   and leasehold improvements                                    1,554             2,498             3,230             5,131
Amortization of intangibles                                        102               123               203               245
Equity in net income of unconsolidated entities                   (240)             (172)             (420)             (355)
Gain on disposal of equipment                                     (382)               --              (382)               --
Interest expense                                                   458               839             1,018             1,794
Interest income                                                    (82)             (106)             (210)             (260)
Special charge                                                      --                --             1,325                --
                                                              --------          --------          --------          --------
   Total costs and expenses                                      7,709            11,406            17,151            24,777
                                                              --------          --------          --------          --------

Income before minority interest and extraordinary gain           1,287               464             1,298             1,268
Minority interest in net (income) loss of
   consolidated partnerships                                        45                87               (36)              207
                                                              --------          --------          --------          --------
Income before income taxes and extraordinary gain                1,332               551             1,262             1,475
Income tax provision                                                45                --                45                --
                                                              --------          --------          --------          --------
Income before extraordinary gain                                 1,287               551             1,217             1,475
Extraordinary gain, net of tax                                      --                --               382                --
                                                              --------          --------          --------          --------
Net income                                                    $  1,287          $    551          $  1,599          $  1,475
                                                              ========          ========          ========          ========
PRIMARY EARNINGS PER SHARE:
Income before extraordinary gain                              $   0.45          $   0.22          $   0.43          $   0.58
                                                              ========          ========          ========          ========
Extraordinary gain                                            $   0.00          $   0.00          $   0.14          $   0.00
                                                              ========          ========          ========          ========
Net income                                                    $   0.45          $   0.22          $   0.57          $   0.58
                                                              ========          ========          ========          ========
FULLY DILUTED EARNINGS PER SHARE:
Net income                                                    $   0.43          $   0.22          $   0.56          $   0.55
                                                              ========          ========          ========          ========

SHARES USED IN PER SHARE AMOUNTS:
Primary                                                          2,844             2,549             2,818             2,545
                                                              ========          ========          ========          ========
Fully diluted                                                    3,276             2,549             3,312             3,337
                                                              ========          ========          ========          ========

See accompanying notes.

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Six Months Ended June 30,
                                                                                --------------------------
(in thousands)                                                                     1996            1995
- --------------                                                                  --------         ---------
OPERATING ACTIVITIES:
Net income                                                                      $  1,599         $  1,475
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                 3,433            5,376
     Amortization of deferred financing costs                                         36               62
     Provision for doubtful accounts                                                 272              488
     Equity in net income of unconsolidated partnerships                            (192)              --
     Minority interest in net income (loss) of consolidated partnerships              36             (207)
     Net value of equipment sold                                                     150            1,881
     Extraordinary gain from debt forgiveness                                       (517)              --
     Gain on disposal of equipment                                                  (382)              --
Change in assets and liabilities:
   Increase in trade receivables                                                    (491)              (1)
   Decrease in prepaid expenses and other current assets                              87              646
   Decrease in accounts payable and other accrued liabilities                       (786)            (738)
   Decrease in accrued compensation                                                  (11)            (520)
                                                                                --------         --------
   Net cash provided by operating activities                                       3,234            8,462

INVESTING ACTIVITIES:

Capital expenditures                                                                (234)            (449)
Decrease in investment in and advances to unconsolidated entities, net               213              294
Cost of acquisitions                                                                (205)             (60)
Other, net                                                                            34              (11)
                                                                                --------         --------
   Net cash used in investing activities                                            (192)            (226)

FINANCING ACTIVITIES:

Principal payments on long-term debt and capital lease obligations                (9,137)         (10,097)
Distribution to minority interests                                                    --             (151)
Redemption of Shareholder Rights                                                    (133)              --
Other, net                                                                           192               61
                                                                                --------         --------
   Net cash used in financing activities                                          (9,078)         (10,187)
                                                                                --------         --------
Net decrease in cash and cash equivalents                                         (6,036)          (1,951)
Cash and cash equivalents at beginning of period                                  10,732            8,524
                                                                                --------         --------
Cash and cash equivalents at end of period                                      $  4,696         $  6,573
                                                                                ========         ========

SUPPLEMENTAL CASH FLOW DATA:

   Interest paid                                                                $  1,010         $  1,760
                                                                                ========         ========
   Income taxes paid                                                            $    153         $     98
                                                                                ========         ========
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Additions to capital lease and long-term debt obligations                    $    131         $    671
                                                                                ========         ========
   Retirement of debt and termination of capital lease obligations              $  2,349         $    639
                                                                                ========         ========
   Net value of equipment and intangible
     assets disposed                                                            $    338         $     --
                                                                                ========         ========


See accompanying notes.

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                    Common Shares
                                                                ----------------------
                                                                Issued and Outstanding
                                                                ----------------------           Accumulated
(in thousands except per share information)                     Shares        Amount               Deficit
- ------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995                                  2,479,460      $54,691               $(51,678)

Proceeds from issuance of common stock
   purchase warrants                                            160,000          912                    ---
Fair value assigned to warrants issued in
   connection with debt forgiveness                                 ---          200                    ---
Stock options exercised                                          55,766          192                    ---
Redemption of Shareholder Rights                                    ---          ---                   (133)
Net income                                                          ---          ---                  1,599
                                                              ----------------------------------------------
Balance at June 30, 1996                                      2,695,226      $55,995               $(50,212)
                                                              ==============================================

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

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995, which are included in the Company's Form 10-K. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1996.

2. On January 2, 1996, Steel Partners II, L.P. ("Steel"), which as of March 19, 1996 owned 19.8% of the Company's outstanding common stock, filed proxy materials with the Securities and Exchange Commission to replace the current Board of Directors with its own representatives. As requested by Steel, the Company held a special meeting of shareholders on February 26, 1996. On March 19, 1996, the Company and Steel entered into an Agreement of Compromise and Settlement (the "Settlement Agreement"). The Settlement Agreement called for the dismissal of all pending litigation and provided for mutual releases. The Settlement Agreement also provided that the February 26, 1996 Special Meeting of Shareholders would be adjourned without any final report from the Inspector of Elections, leaving the current Board of Directors in place.

Pursuant to the Settlement Agreement, the Company initiated a process to sell or merge the Company (the "Auction Process"). The current members of the Company's Board of Directors agreed that if the process did not result in an announcement of a sale or merger transaction by June 19, 1996, a definitive agreement for a sale or merger transaction by July 19, 1996, and the consummation of a sale or merger transaction by November 19, 1996, they would resign from their positions and be replaced by designees of Steel. In addition, the Settlement Agreement also required the Company to redeem all outstanding Rights issued pursuant to the Company's shareholder rights plan and prohibited the Company from enacting a new shareholder rights plan without the prior written consent of Steel. During the Auction Process, Steel agreed that it would not acquire beneficial ownership of any of the Company's securities. Total expenditures for the proxy solicitation, including the fees and expenses of the Company's attorneys, financial advisors, public relations firm and proxy solicitors, excluding salaries and wages of its officers and employees and including the amounts reimbursed to Steel, totaled $1,325,000, and a charge was recorded to operations in the first quarter of 1996.

On July 17, 1996, Steel agreed to an amendment of the Settlement Agreement extending the date a definitive agreement for a sale or merger transaction was required to be entered into from prior to July 19, 1996 to prior to August 2, 1996.

On August 1, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with U.S. Diagnostic Labs, Inc., a Delaware corporation ("USDL"), and its wholly owned subsidiary MICA Acquiring Corporation, a California corporation ("Merger Sub"). Pursuant to the Merger Agreement, Merger Sub will be merged with and into MICA whereupon the separate existence of Merger Sub will cease and MICA will become a wholly owned subsidiary of USDL (the "Merger"). Pursuant to the Merger, each outstanding share of MICA's common stock, no par value ("MICA Common Stock"), would be converted into a right to receive $11.75 in cash (the "Merger Consideration"). Each option to purchase MICA Common Stock (each a "MICA Option") would be canceled and each holder of a MICA Option would be entitled to a cash payment equal to the product of the total number of shares subject to the MICA Option and the excess of $11.75 over the exercise price per share of the MICA Common Stock subject to the MICA Option. USDL currently does not beneficially own, directly or indirectly, any of MICA's voting securities apart from any beneficial ownership interest it may have as a result of entering into the Merger Agreement. Following the Merger, MICA's Board of Directors will be filled with USDL's designees.

The Board of Directors has received a written opinion dated as of August 1, 1996 from Batchelder & Partners, Inc. ("Batchelder"), its financial advisor, stating that the Merger Consideration is fair to the MICA shareholders from a financial point of view. The amount paid to Batchelder for its written opinion was $200,000 and such a charge will be recorded in the third quarter of 1996.

The Merger is subject to the approval of the shareholders of MICA, certain regulatory approvals and filings, including expiration of the waiting period under the Hart-Scott-Rodino Improvements Act of 1976, as amended, and other customary conditions. If the Merger is not consummated either because (i) USDL terminates the Merger Agreement by reason of the Company's material breach of the Merger Agreement and failure to cure such breach within ten (10) days' notice from USDL, or (ii) the Board of Directors of MICA withdraws, modifies or changes its approval of the Merger Agreement or the Merger in any manner adverse to USDL or Merger Sub, or determines in good faith with the advice of outside legal counsel that, in the exercise of its fiduciary obligations, termination of the Merger Agreement is required by reason of an agreement with a third party with respect to a business combination or similar transaction, MICA is obligated to pay USDL a fee of 3% of the total Merger Consideration. If the Merger is not consummated because USDL terminates the Merger Agreement because of MICA's material breach of any representations or warranties in the Merger Agreement (with such breach not cured either prior to the closing of the Merger or within thirty (30) days after written notice from USDL), MICA is obligated to pay USDL reasonable out-of-pocket expenses and fees up to $200,000. The Merger Agreement can be terminated by either party if the Merger is not consummated by November 19, 1996. A copy of the Merger Agreement has been filed on Form 8-K by the Company on August 9, 1996.

3. During the second quarter of 1996, the Company assigned its obligation under certain capital equipment lease debt to its hospital customer. A gain from the disposal of equipment of $382,000 was recorded during the second quarter related to this transaction.

4. Primary and fully diluted net income per share is computed on the basis of weighted average number of common shares outstanding and includes common stock equivalents when their effect is dilutive. For the quarter ended June 30, 1995, common stock equivalents and additional shares from the conversion of debentures were excluded from the fully diluted net income computation as their effect was antidilutive. All per share data has been restated for all periods presented to give effect to a one-for-five reverse stock split for shareholders of record on October 16, 1995.

5. An income tax provision of $45,000 was recorded for the three months ended June 30, 1996, primarily reflecting alternative minimum and state taxes due. No income tax provision was recorded for the three months ending March 31, 1996 or three and six month periods ending June 30, 1995 due to net operating loss carryforwards available for income tax purposes.

6. Certain 1995 amounts have been reclassified to conform with the June 30, 1996 presentation.

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

OPERATING TRENDS

Medical services revenues declined during the six months ended June 30, 1996 primarily due to the Company's termination of unprofitable fee-for-service contracts and sales of assets used in the fee-for-service business. As such, the Company believes that revenues from its fee-for-service business, which accounted for 39% of medical services revenues reported in 1995 and 29% of medical services revenues reported in the six months ended June 30, 1996, will continue to decline. In view of the historical unprofitability and uncertainty regarding its fee-for-service business, the Company's strategy is to sell equipment used in its fee-for-service business as related hospital contracts expire.

Revenues earned by the Company's DMCs in the six months ended June 30, 1996 were negatively affected by declining reimbursement which is the direct result of cost containment efforts at the state and federal level as well as efforts by insurer and payor groups to reduce healthcare costs. MICA expects the decline in reimbursement trends to continue in the future. The Company's strategy is to offset the decline in reimbursement by securing managed care contracts and developing strategic alliances with hospitals and other healthcare providers to increase the utilization of its diagnostic imaging services. By positioning itself to take greater advantage of managed care contracts, thereby increasing the utilization of its services, management believes that it can maintain its DMC revenues. Although there can be no assurances, the Company believes that declining reimbursement trends can be offset with increased utilization so that such trends will not have a significant negative impact on the Company's operating results or its liquidity in the future. Management believes that its cash on hand and cashflow from future operations will be sufficient to meet the Company's obligations as they come due.

Although the Company cannot accurately anticipate the effect of inflation on its operations, it does not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on its net sales or results of operations.

RESULTS OF OPERATIONS

REVENUES FROM MEDICAL SERVICES Revenues from its DMCs for the second quarter declined $100,000 from $6.5 million in 1995 to $6.4 million in 1996. Revenues for the six months ended June 30 declined $500,000 from $13.3 million in 1995 to $12.8 million in 1996. The decline was primarily due to declining trends in both reimbursement and utilization. Revenues from its fee-for-service business for the second quarter declined $2.5 million from $5.1 million in 1995 to $2.6 million in 1996. Revenues for the six months ended June 30 declined $5.3 million from $10.5 million in 1995 to $5.2 million in 1996. The decline was primarily due to the Company's sale of underperforming assets and termination of certain unprofitable leases and contracts used in its fee-for-service business. The Company's sale of its Chicago-based Ultrasound and Nuclear Medicine Division (the "Division") in July of 1995 accounted for $1.3 million of the decline for the second quarter and $2.7 million for the six months ended June 30. As noted above, a number of factors exist that could have an impact on the Company's future revenues, including declining prices and an oversupply in the diagnostic equipment market, declining trends in reimbursement and competition in the healthcare industry.

REVENUES FROM EQUIPMENT AND MEDICAL SUITE SALES Revenues from equipment and medical suite sales for the second quarter decreased from $236,000 in 1995 to $35,000 in 1996. Revenues from equipment and medical suite sales for the six months ended June 30 decreased from $2.3 million in 1995 to $383,000 in 1996. The decrease in sales is due to the quantity and type of equipment and medical suites sold and will vary accordingly. The Company intends to sell equipment and its remaining inventory of medical suites in the future, but such sales are subject to market conditions and there can be no assurances that such sales will or will not occur.

COSTS OF MEDICAL SERVICES Costs of medical services from its DMCs for the second quarter decreased from $4.3 million (37% of medical services revenues) in 1995 to $4 million (45% of medical services revenues) in 1996. Costs of medical services for the six months ended June 30 decreased from $8.6 million (36% of medical services revenues) in 1995 to $7.9 million (44% of medical services revenues) in 1996. The decrease was primarily due to the renegotiation of certain DMC lease obligations. Costs of medical services from its fee-for-service business for the second quarter decreased from $2.8 million (24% of medical services revenues) in 1995 to $1.3 million (15% of medical services revenues) in 1996. Costs of medical services for the six months ended June 30 decreased from $5.9 million (25% of medical services revenues) in 1995 to $2.6 million (14% of medical services revenues) in 1996. The decrease was primarily due to the Company's sale of Division assets in July 1995 which accounted for $864,000 of the decrease in costs for the second quarter and $1.8 million for the six months ended June 30, termination of unprofitable leases, sales of fee-for-service equipment, and various actions taken by the Company to reduce spending.

COSTS OF EQUIPMENT AND MEDICAL SUITE SALES Costs of equipment and medical suite sales for the second quarter decreased from $231,000 in 1995 to $33,000 in 1996. Costs of equipment and medical suite sales for the six months ended June 30 decreased from $1.8 million in 1995 to $99,000 in 1996. The difference in costs is directly related to the quantity and type of equipment and medical suites sold and will vary accordingly.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES Marketing, general and administrative expenses for the second quarter increased from $687,000 (6% of medical services revenues) in 1995 to $776,000 (9% of medical services revenues) in 1996. The increase primarily relates to fees and expenses of the Company's attorneys and financial advisors related to the sale or merger transaction (see
Note 2).

PROVISION FOR DOUBTFUL ACCOUNTS Provision for doubtful accounts for the second quarter decreased from $220,000 (2% of medical services revenues) in 1995 to $149,000 (2% of medical services revenues) in 1996. Provision for doubtful accounts for the six months ended June 30 decreased from $488,000 (2% of medical services revenues) in 1995 to $272,000 (2% of medical services revenues) in 1996. The provision for doubtful accounts is based upon management's evaluation of the collectability of accounts receivable and varies accordingly.

DEPRECIATION AND AMORTIZATION Depreciation and amortization of equipment and leasehold improvements for the second quarter decreased from $2.6 million in 1995 to $1.7 million in 1996. Depreciation and amortization for the six months ended June 30 decreased from $5.4 million in 1995 to $3.4 million in 1996. This decrease is primarily due to the sale of underperforming assets and termination of certain unprofitable leases used in the fee-for-service business and the Company's sale of Division assets in July of 1995 which accounted for $219,000 of the decline for the second quarter and $455,000 for the six months ended June 30.

GAIN ON DISPOSAL OF EQUIPMENT During the second quarter of 1996, the Company assigned its obligation under certain capital equipment lease debt to its hospital customer. A gain from the disposal of equipment of $382,000 was recorded during the second quarter related to this transaction.

INTEREST EXPENSE Interest expense for the second quarter decreased from $839,000 in 1995 to $458,000 in 1996. Interest expense for the six months ended June 30 decreased from $1.8 million in 1995 to $1 million in 1996. This decrease primarily resulted from the sale of underperforming assets and termination of certain unprofitable leases used in the fee-for-service business. In addition, interest expense decreased $84,000 in the six months ended June 30, 1996 as compared to the same period in 1995 due to the declining balance outstanding of its convertible subordinated debt.

SPECIAL CHARGE Total expenditures of $1,325,000 related to the Settlement Agreement and related proxy solicitation, including the fees and expenses of the Company's attorneys, financial advisors, public relations firm and proxy solicitors, excluding salaries and wages of its officers and employees and including the $425,000 reimbursed to Steel, were recorded as a Special Charge to operations in the first quarter of 1996 (see Note 2).

MINORITY INTEREST IN NET INCOME/LOSS OF CONSOLIDATED PARTNERSHIPS The minority interest in the consolidated partnerships increased from a net loss of $87,000 in the second quarter of 1995 to net loss of $45,000 in the second quarter of 1996. The minority interest in consolidated partnerships for the six months ended June 30 increased from a net loss of $207,000 in 1995 to net income of $36,000 in 1996. This increase is due to improved performance of certain of its DMCs with minority ownership.

EXTRAORDINARY GAIN On January 16, 1996 the Company entered into an agreement with a creditor to pay off a promissory note. The Company paid $1,425,000 in cash and applied $912,000 in proceeds received from the exercise of a warrant to purchase 160,000 shares of MICA's Common Stock as payment in full to retire the note. In connection with this transaction the Company issued an additional warrant to purchase 60,000 shares of the Company's Common Stock at an exercise price of $8.50 per share which expires on December 31, 1998. At the date of grant, the Company allocated $200,000 to the cost of the warrant which was determined to be its fair value. The Company recorded an extraordinary gain of $382,000, net of tax, from the settlement of this obligation in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company's cash and cash equivalents totaled $4.7 million which is a decrease of $6 million since December 31, 1995. This decrease primarily reflects principal payments of $9.1 million offset by net cash provided by operations of $3.2 million. Included in the Company's principal payments for the six months ended June 30, 1996 is a $2.8 million mandatory redemption payment on its subordinated convertible debentures, $1.4 million paid to retire a promissory note (see Management's Discussion and Analysis of Financial Condition and Results of Operations - Extraordinary Gain) and $1.1 million in payments towards a negotiated settlement of equipment lease debt. The Company had working capital of $1.2 million at June 30, 1996.

The Company's ability to meet its current obligations is dependent on its ability to maintain revenues from existing contracts while reducing related costs. In addition, a number of factors exist that could have an impact on the Company's future revenues. Such factors in some cases have affected the Company's results, and in the future could cause the Company's actual results for the third quarter of 1996, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors are discussed under the caption "Risk Factors and Certain Cautionary Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and include, among others, the following: (i) declining prices and an oversupply in the diagnostic equipment market; (ii) changes in healthcare legislation which has limited reimbursement and prohibited referrals from physician investors; (iii) healthcare initiatives which could reduce reimbursement to the Company; and (iv) competition in the healthcare industry.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 6.  Exhibits and Reports on Form 8-K:

         (a)      Exhibits:

                  Exhibit 11.1 - Computation of Earnings per Share
                  Exhibit 27 - Financial Data Schedule

         (b)      Reports:

                  A Form 8-K was filed on June 19, 1996 reporting under Item 5 (Other Events) and Item 6 (Exhibits) the signing of an agreement in principle with Diagnostic Imaging Services, Inc. No financial statements were filed with the report.

                  A Form 8-K was filed on August 9, 1996 reporting under Item 5 (Other Events) and Item 6 (Exhibits) the Agreement and Plan of Merger, dated as of August 1, 1996, among U.S. Diagnostic Labs, Inc., a Delaware corporation, MICA Acquiring Corporation, a California corporation, and Medical Imaging Centers of America, Inc., a California corporation. No financial statements were filed with the report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.

Date : August 9, 1996                     /s/ Robert S. Muehlberg
                                          -----------------------
                                          Robert S. Muehlberg
                                          Chairman of the Board of Directors,
                                          President and Chief Executive Officer

Date : August 9, 1996                     /s/ Denise L. Sunseri
                                          ---------------------
                                          Denise L. Sunseri
                                          Vice President, Chief Financial
                                          Officer and Secretary