Form 10-Q
period 1996-09-30
MEDICAL IMAGING CENTERS OF AMERICA INC
filed 1996-11-13
CIK 746712

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1996, or

[   ]    Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from ___________ to
         __________


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

            2,695,251 shares of Common Stock as of November 11, 1996.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS

(in thousands except share information)

                                                                       September 30, 1996   December 31, 1995
ASSETS:
Current assets:
   Cash and cash equivalents (includes restricted cash of $451 in
     1996 and $422 in 1995)                                                   $  5,224       $ 10,732
   Trade and notes receivable, net of allowance for doubtful accounts
     of $4,053 in 1996 and $4,503 in 1995                                        7,473          7,711
   Prepaid expenses and other current assets                                       775            725
                                                                              --------       --------
     Total current assets                                                       13,472         19,168

Equipment and leasehold improvements, net of accumulated
   depreciation and amortization of $18,927 in 1996 and
   $25,168 in 1995                                                              12,460         16,274
Equipment held for sale, net of accumulated depreciation
   of $1,548 in 1996 and $4,863 in 1995                                            200            800
Investment in and advances to unconsolidated entities, net of reserves
   of $1,845 in 1996 and $1,788 in 1995                                          1,494          1,489
Intangible assets, net of accumulated amortization of
   $1,845 in 1996 and $1,645 in 1995                                               710          1,087
Other assets                                                                       790            830
                                                                              --------       --------
                                                                              $ 29,126        $39,648
                                                                              ========        =======


LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Current portion long-term debt and capital lease obligations               $  5,123       $ 11,161
   Current portion convertible subordinated debt                                 2,600          2,800
   Accounts payable                                                                969          1,107
   Accrued compensation                                                            510            697
   Other accrued liabilities                                                     1,950          3,066
                                                                              --------       --------


     Total current liabilities                                                  11,152         18,831

Long-term debt and capital lease obligations                                     7,253         11,182
Minority interest in consolidated partnerships                                   1,090          1,222
Convertible subordinated debt                                                    2,800          5,400
Commitments
Shareholders' Equity:

   Preferred stock, no par value, 5,000,000 shares authorized; Series B preferred shares, no par value, 300,000 shares
     authorized, no shares issued or outstanding                                  --             --
   Common stock, no par value, 30,000,000 shares authorized;
     2,695,251 and 2,479,460 shares issued and outstanding at
     September 30, 1996 and December 31, 1995, respectively                     55,996         54,691

Accumulated deficit                                                            (49,165)       (51,678)
                                                                              --------       --------

   Total shareholders' equity                                                    6,831          3,013
                                                                              --------       --------
                                                                                29,126       $ 39,648
                                                                              ========       ========

See accompanying notes.

                                     MEDICAL IMAGING CENTERS OF AMERICA, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME

                                                        Three Months Ended September 30,    Nine Months Ended September 30,
(in thousands except per share information)                     1996            1995            1996            1995
                                                                ----            ----            ----            ----
REVENUES:
Medical services                                             $  8,752        $ 10,031        $ 26,818        $ 33,804
Equipment and medical suite sales                                  10           1,006             393           3,278
                                                             --------        --------        --------        --------
  Total revenues                                                8,762          11,037          27,211          37,082

COSTS AND EXPENSES:

Costs of medical services                                       4,990           5,814          15,533          20,306
Costs of equipment and medical suite sales                         --           1,006              99           2,779
Marketing, general and administrative                           1,035             790           2,508           2,259
Provision for doubtful accounts                                   160             200             432             688
Depreciation and amortization of equipment
and leasehold improvements                                      1,231           2,185           4,461           7,316
Amortization of intangibles                                       102             119             305             364
Equity in net income of unconsolidated entities                  (194)           (223)           (614)           (578)
Gain on disposal of equipment                                      --              --            (382)             --
Gain on sale of assets                                             --          (3,460)             --          (3,460)
Interest expense                                                  393           1,145           1,411           2,939
Interest income                                                   (57)           (121)           (267)           (381)
Special charge                                                     --              --           1,325              --
                                                             --------        --------        --------        --------
  Total costs and expenses                                      7,660           7,455          24,811          32,232
                                                             --------        --------        --------        --------
Income before minority interest and extraordinary gain          1,102           3,582           2,400           4,850
Minority interest in net (income) loss of
  consolidated partnerships                                       (37)             39             (73)            246
                                                             --------        --------        --------        --------
Income before income taxes and extraordinary gain               1,065           3,621           2,327           5,096
Income tax provision                                               18              --              63              --
                                                             --------        --------        --------        --------
Income before extraordinary gain                                1,047           3,621           2,264           5,096
Extraordinary gain, net of tax                                     --              --             382              --
                                                             --------        --------        --------        --------
Net income                                                   $  1,047        $  3,621        $  2,646        $  5,096
                                                             ========        ========        ========        ========
PRIMARY EARNINGS PER SHARE:

Income before extraordinary gain                             $   0.36        $   1.37        $   0.80        $   1.94
                                                             ========        ========        ========        ========
Extraordinary gain                                           $    ---        $    ---        $   0.13        $    ---
                                                             ========        ========        ========        ========
Net income                                                   $   0.36        $   1.37        $   0.93        $   1.94
                                                             ========        ========        ========        ========
FULLY DILUTED EARNINGS PER SHARE:

Net income                                                   $   0.35        $   1.18        $   0.91        $   1.72
                                                             ========        ========        ========        ========
SHARES USED IN PER SHARE AMOUNTS:

Primary                                                         2,870           2,646           2,842           2,625
                                                             ========        ========        ========        ========
Fully diluted                                                   3,244           3,193           3,298           3,254
                                                             ========        ========        ========        ========

See accompanying notes.

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Nine Months Ended September 30,
(in thousands)                                                               1996            1995
                                                                             ----            ----
OPERATING ACTIVITIES:
Net income                                                                $  2,646        $  5,096
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                              4,766           7,680
  Amortization of deferred financing costs                                      54              79
  Provision for doubtful accounts                                              432             688
  Equity in net income of unconsolidated partnerships                         (240)            ---
  Minority interest in net income (loss) of consolidated partnerships           73            (246)
  Net value of equipment sold                                                  158           4,093
  Extraordinary gain from debt forgiveness                                    (517)             --
  Gain on disposal of equipment                                               (382)             --
Change in assets and liabilities:
  (Increase) decrease in trade receivables                                    (194)          1,222
  (Increase) decrease in prepaid expenses and other current assets             (50)            675
  Decrease in accounts payable and other accrued liabilities                (1,254)           (132)
  Decrease in accrued compensation                                            (187)           (964)
                                                                          --------        --------

  Net cash provided by operating activities                                  5,305          18,191

INVESTING ACTIVITIES:

  Capital expenditures                                                        (324)           (640)
  Decrease in investment in and advances to unconsolidated entities, net       235             255
  Cost of acquisitions                                                        (205)            (60)
  Other, net                                                                    40              (3)
                                                                          --------        --------
    Net cash used in investing activities                                     (254)           (448)

FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations         (10,619)        (15,785)
Distribution to minority interests                                              --            (151)
Redemption of Shareholder Rights                                              (133)             --
Other, net                                                                     193             189
                                                                          --------        --------
    Net cash used in financing activities                                  (10,559)        (15,747)
                                                                          --------        --------
Net (decrease) increase in cash and cash equivalents                        (5,508)          1,996
Cash and cash equivalents at beginning of period                            10,732           8,524
                                                                          --------        --------
Cash and cash equivalents at end of period                                $  5,224        $ 10,520
                                                                          ========        ========
SUPPLEMENTAL CASH FLOW DATA:

  Interest paid                                                           $  1,304        $  2,764
                                                                          ========        ========
  Income taxes paid                                                       $    230        $    161
                                                                          ========        ========
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Additions to capital lease and long-term debt obligations               $    252        $  1,112
                                                                          ========        ========
  Retirement of debt and termination of capital lease obligations         $  2,400        $    771
                                                                          ========        ========
  Net value of equipment and intangible
  assets disposed                                                         $    389        $    ---
                                                                          ========        ========


See accompanying notes.

                    MEDICAL IMAGING CENTERS OF AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                    Common Shares
                                                Issued and Outstanding        Accumulated
(in thousands except share information)           Shares        Amount          Deficit
-----------------------------------------------------------------------------------------
Balance at December 31, 1995                    2,479,460       $  54,691       $ (51,678)

Proceeds from issuance of common stock
   purchase warrants                              160,000             912              --
Fair value assigned to warrants issued in
   connection with debt forgiveness                    --             200              --
Stock options exercised                            55,791             193              --
Redemption of Shareholder Rights                       --              --            (133)
Net income                                             --              --           2,646
                                                -----------------------------------------

Balance at September 30, 1996                   2,695,251       $  55,996       $ (49,165)
                                                =========================================




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

It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995, which are included in the Company's Form 10-K. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1996.

2. Steel Settlement Agreement. On January 2, 1996, Steel Partners II, L.P. ("Steel"), which as of March 19, 1996 owned 19.8% of the Company's outstanding common stock, filed proxy materials with the Securities and Exchange Commission to replace the current Board of Directors with its own representatives. As requested by Steel, the Company held a special meeting of shareholders on February 26, 1996. On March 19, 1996, the Company and Steel entered into an Agreement of Compromise and Settlement (the "Settlement Agreement"). The Settlement Agreement called for the dismissal of all pending litigation and provided for mutual releases. The Settlement Agreement also provided that the February 26, 1996 Special Meeting of Shareholders would be adjourned without any final report from the Inspector of Elections, leaving the current Board of Directors in place.

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

Merger Agreement. On August 1, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with U.S. Diagnostic Labs, Inc., a Delaware corporation ("USDL"), and its wholly owned subsidiary MICA Acquiring Corporation, a California corporation ("Merger Sub"). Pursuant to the Merger Agreement, Merger Sub will be merged with and into MICA whereupon the separate existence of Merger Sub will cease and MICA will become a wholly owned subsidiary of USDL (the "Merger"). Pursuant to the Merger, each outstanding share of MICA's common stock, no par value ("MICA Common Stock"), would be converted into a right to receive $11.75 in cash (the "Merger Consideration"). Each option to purchase MICA Common Stock (each a "MICA Option") would be canceled and each holder of a MICA Option would be entitled to a cash payment equal to the product of the total number of shares subject to the MICA Option and the excess of $11.75 over the exercise price per share of the MICA Common Stock subject to the MICA Option. USDL currently does not beneficially own, directly or indirectly, any of MICA's voting securities apart from any beneficial ownership interest it may have as a result of entering into the Merger Agreement. Following the Merger, MICA's Board of Directors will be filled with USDL's designees.

The Board of Directors has received a written opinion dated as of August 1, 1996 from Batchelder & Partners, Inc. ("Batchelder"), its financial advisor, stating that the Merger Consideration is fair to the MICA shareholders from a financial point of view. The amount paid to Batchelder for its written opinion was $200,000 and such a charge was recorded in the third quarter of 1996 as a marketing, general and administrative expense.

The Merger is subject to the approval of the shareholders of MICA, certain regulatory approvals and filings, including expiration of the waiting period under the Hart-Scott-Rodino Improvements Act of 1976, as amended, and other customary conditions. If the Merger is not consummated either because (i) USDL terminates the Merger Agreement by reason of the Company's material breach of the Merger Agreement and failure to cure such breach within ten (10) days' notice from USDL, or (ii) the Board of Directors of MICA withdraws, modifies or changes its approval of the Merger Agreement or the Merger in any manner adverse to USDL or Merger Sub, or determines in good faith with the advice of outside legal counsel that, in the exercise of its fiduciary obligations, termination of the Merger Agreement is required by reason of an agreement with a third party with respect to a business combination or similar transaction, MICA is obligated to pay USDL a fee of 3% of the total Merger Consideration. If the Merger is not consummated because USDL terminates the Merger Agreement because of MICA's material breach of any representations or warranties in the Merger Agreement (with such breach not cured either prior to the closing of the Merger or within thirty (30) days after written notice from USDL), MICA is obligated to pay USDL reasonable out-of-pocket expenses and fees up to $200,000. The Merger Agreement can be terminated by either party if the Merger is not consummated by November 19, 1996. A copy of the Merger Agreement has been filed on Form 8-K by the Company on August 9, 1996. A detailed description of the terms of the Merger is set forth in the proxy materials filed with the SEC on September 25, 1996.

On September 25, 1996, the Company filed proxy materials with the Securities and Exchange Commission to approve the Merger at a special meeting of shareholders to be held on November 6, 1996. The shareholders of the Company approved the Merger on November 6, 1996 with an affirmative vote of 82% of the outstanding shares of the Company's common stock.

Raytel Litigation. On September 18, 1996, Raytel Imaging Mid-Atlantic, Inc. ("Raytel") commenced litigation in the California Superior Court for the County of San Diego (the "Court") against MICA, MICA FLO I, Inc., a wholly-owned subsidiary of MICA ("MICA FLO") and USDL. Raytel's complaint alleges, among other matters, that MICA and MICA FLO breached a joint venture agreement dated December 31, 1986 among (i) Raytel's predecessor, Medical Imaging Partners, L.P., a Delaware limited partnership ("MIP"), (ii) MICA and (iii) Orlando Diagnostic Center, Inc., a Florida corporation, an unrelated third party (the "Joint Venture Agreement"). The Joint Venture Agreement was entered into for purposes of owning and operating a diagnostic medical imaging center in Orlando, Florida. Pursuant to the Joint Venture Agreement, the parties formed a California limited partnership called Orlando Diagnostic Center, L.P. ("ODC"). The complaint also asserts claims against MICA, MICA FLO and USDL for intentional interference with economic relations and conspiracy to interfere with economic relations. The complaint seeks unspecified compensatory damages, punitive damages in an amount of at least $5,000,000, declaratory relief, and injunctive relief enjoining MICA and USDL from consummating the Merger and requiring MICA either to sell its interest in ODC to Raytel for its fair market value or to purchase Raytel's interest in ODC, at Raytel's election. On October 9, 1996, Raytel filed a motion for a preliminary injunction seeking to enjoin the Merger.

On November 7, 1996, Raytel's request for an order enjoining MICA and USDL from completing the Merger until after Raytel's contractual dispute with MICA is resolved was denied by the Court. In connection with the ruling the Court ordered that both MICA and Raytel maintain the status quo regarding ODC, which was the subject of the parties' contractual dispute. The Court ordered the appointment of a receiver to manage the affairs of ODC until the matter is finally resolved.

3. Primary and fully diluted net income per share is computed on the basis of weighted average number of common shares outstanding and includes common stock equivalents when their effect is dilutive. All per share data has been restated for all periods presented to give effect to a one-for-five reverse stock split for shareholders of record on October 16, 1995.

4. Income tax provisions of $18,000 and $63,000 were recorded for the three and nine months ended September 30, 1996, respectively, primarily reflecting alternative minimum and state taxes due.

5. Certain 1995 amounts have been reclassified to conform with the September 30, 1996 presentation.

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

OPERATING TRENDS

Medical services revenues declined during the nine months ended September 30, 1996 primarily due to the Company's termination of unprofitable fee-for-service contracts and sales of assets used in the fee-for-service business. As such, the Company believes that revenues from its fee-for-service business, which accounted for 41% of medical services revenues reported in the nine months ended September 30, 1995 and 29% of medical services revenues reported in the nine months ended September 30, 1996, will continue to decline. In view of the historical unprofitability and uncertainty regarding its fee-for-service business, the Company's strategy is to sell equipment used in its fee-for-service business as related hospital contracts expire.

Revenues earned by the Company's DMCs in the nine months ended September 30, 1996 were negatively affected by declining reimbursement which is the direct result of cost containment efforts at the state and federal level as well as efforts by insurer and payor groups to reduce healthcare costs. MICA expects the decline in reimbursement trends to continue in the future. The Company's strategy is to offset the decline in reimbursement by securing managed care contracts and developing strategic alliances with hospitals and other healthcare providers to increase the utilization of its diagnostic imaging services. By positioning itself to take greater advantage of managed care contracts, thereby increasing the utilization of its services, management believes that it can maintain its DMC revenues. Although there can be no assurances, the Company believes that declining reimbursement trends can be offset with increased utilization so that such trends will not have a significant negative impact on the Company's operating results or its liquidity in the future. Management believes that its cash on hand and cashflow from future operations will be sufficient to meet the Company's obligations as they come due.

Although the Company cannot accurately anticipate the effect of inflation on its operations, it does not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on its net sales or results of operations.

RESULTS OF OPERATIONS

REVENUES FROM MEDICAL SERVICES Revenues from its DMCs for the third quarter declined $300,000 from $6.5 million in 1995 to $6.2 million in 1996. Revenues for the nine months ended September 30 declined $700,000 from $19.8 million in 1995 to $19.1 million in 1996. The decline was primarily due to declining trends in reimbursement. Revenues from its fee-for-service business for the third quarter declined $1 million from $3.5 million in 1995 to $2.5 million in 1996. Revenues for the nine months ended September 30 declined $6.3 million from $14 million in 1995 to $7.7 million in 1996. The decline was primarily due to the Company's sale of underperforming assets and termination of certain unprofitable leases and contracts used in its fee-for-service business. The Company's sale of its Chicago-based Ultrasound and Nuclear Medicine Division (the "Division") in July of 1995 accounted for $413,000 of the decline for the third quarter and $3.1 million for the nine months ended September 30. In addition to declining trends in reimbursement noted above, a number of factors exist that could have an impact on the Company's future revenues, including declining prices and an oversupply in the diagnostic equipment market and competition in the healthcare industry.

REVENUES FROM EQUIPMENT AND MEDICAL SUITE SALES Revenues from equipment and medical suite sales for the third quarter decreased from $1 million in 1995 to $10,000 in 1996. Revenues from equipment and medical suite sales for the nine months ended September 30 decreased from $3.3 million in 1995 to $393,000 in 1996. The decrease in sales is due to the quantity and type of equipment and medical suites sold and will vary accordingly. The Company intends to sell equipment and its remaining inventory of medical suites in the future, but such sales are subject to market conditions and there can be no assurances that such sales will or will not occur.

COSTS OF MEDICAL SERVICES Costs of medical services from its DMCs for the third quarter decreased from $4 million (40% of medical services revenues) in 1995 to $3.8 million (43% of medical services revenues) in 1996. Costs of medical services for the nine months ended September 30 decreased from $12.6 million (37% of medical services revenues) in 1995 to $11.7 million (44% of medical services revenues) in 1996. The decrease was primarily due to the renegotiation of certain DMC lease obligations. Costs of medical services from its fee-for-service business for the third quarter decreased from $1.8 million (18% of medical services revenues) in 1995 to $1.2 million (14% of medical services revenues) in 1996. Costs of medical services for the nine months ended September 30 decreased from $7.7 million (23% of medical services revenues) in 1995 to $3.8 million (14% of medical services revenues) in 1996. The decrease was primarily due to the Company's sale of Division assets in July 1995 which accounted for $331,000 of the decrease in costs for the third quarter and $2.1 million for the nine months ended September 30, termination of unprofitable leases, sales of fee-for-service equipment, and various actions taken by the Company to reduce spending.

COSTS OF EQUIPMENT AND MEDICAL SUITE SALES Costs of equipment and medical suite sales for the third quarter decreased from $1 million in 1995 to $1,000 in 1996. Costs of equipment and medical suite sales for the nine months ended September 30 decreased from $2.8 million in 1995 to $100,000 in 1996. The difference in costs is directly related to the quantity and type of equipment and medical suites sold and will vary accordingly.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES Marketing, general and administrative expenses for the third quarter increased from $790,000 (8% of medical services revenues) in 1995 to $1 million (12% of medical services revenues) in 1996. The increase primarily relates to fees and expenses of the Company's attorneys and financial advisors related to its Merger Agreement (see
Note 2).

PROVISION FOR DOUBTFUL ACCOUNTS Provision for doubtful accounts for the third quarter decreased from $200,000 (2% of medical services revenues) in 1995 to $160,000 (2% of medical services revenues) in 1996. Provision for doubtful accounts for the nine months ended September 30 decreased from $688,000 (2% of medical services revenues) in 1995 to $432,000 (2% of medical services revenues) in 1996. The provision for doubtful accounts is based upon management's evaluation of the collectability of accounts receivable and varies accordingly.

DEPRECIATION AND AMORTIZATION Depreciation and amortization of equipment and leasehold improvements for the third quarter decreased from $2.3 million in 1995 to $1.3 million in 1996. Depreciation and amortization for the nine months ended September 30 decreased from $7.7 million in 1995 to $4.8 million in 1996. This decrease is primarily due to the sale of underperforming assets and termination of certain unprofitable leases used in the fee-for-service business and the Company's sale of Division assets in July of 1995 which accounted for $67,000 of the decline for the third quarter and $522,000 for the nine months ended September 30.

GAIN ON DISPOSAL OF EQUIPMENT During the second quarter of 1996, the Company assigned its obligation under certain capital equipment lease debt to its hospital customer. A gain from the disposal of equipment of $382,000 was recorded during the second quarter related to this transaction.

INTEREST EXPENSE Interest expense for the third quarter decreased from $1.1 million in 1995 to $393,000 in 1996. Interest expense for the nine months ended September 30 decreased from $2.9 million in 1995 to $1.4 million in 1996. This decrease primarily resulted from the sale of underperforming assets and termination of certain unprofitable leases used in the fee-for-service business and a $450,000 charge to interest expense for the buyback in the third quarter of 1995 of a warrant to purchase 300,000 shares of the Company's common stock. In addition, interest expense decreased $126,000 in the nine months ended September 30, 1996 as compared to the same period in 1995 due to the declining balance outstanding of its convertible subordinated debt.

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

MINORITY INTEREST IN NET INCOME/LOSS OF CONSOLIDATED PARTNERSHIPS The minority interest in consolidated partnerships increased from a net loss of $39,000 in the third quarter of 1995 to net income of $37,000 in the third quarter of 1996. The minority interest in consolidated partnerships for the nine months ended September 30 increased from a net loss of $246,000 in 1995 to net income of $73,000 in 1996. This increase is primarily due to improved performance of certain of its DMCs with minority ownership.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company's cash and cash equivalents totaled $5.2 million which is a decrease of $5.5 million since December 31, 1995. This decrease primarily reflects principal payments of $10.6 million offset by net cash provided by operations of $5.3 million. Included in the Company's principal payments for the nine months ended September 30, 1996 is a $2.8 million mandatory redemption payment on its subordinated convertible debentures, $1.4 million paid to retire a promissory note (see Management's Discussion and Analysis of Financial Condition and Results of Operations - Extraordinary Gain) and $1.1 million in payments towards a negotiated settlement of equipment lease debt.

The Company had working capital of $2.3 million at September 30, 1996.

The Company's ability to meet its current obligations is dependent on its ability to maintain revenues from existing contracts while reducing related costs. In addition, a number of factors exist that could have an impact on the Company's future revenues. Such factors in some cases have affected the Company's results, and in the future could cause the Company's actual results for the fourth quarter of 1996, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors are discussed under the caption "Risk Factors and Certain Cautionary Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and include, among others, the following: (i) declining prices and an oversupply in the diagnostic equipment market; (ii) changes in healthcare legislation which has limited reimbursement and prohibited referrals from physician investors; (iii) healthcare initiatives which could reduce reimbursement to the Company; and (iv) competition in the healthcare industry.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         On September 18, 1996, Raytel Imaging Mid-Atlantic, Inc. ("Raytel") commenced litigation in the California Superior Court for the County of San Diego (the "Court") against MICA, MICA FLO I, Inc., a wholly-owned subsidiary of MICA ("MICA FLO") and USDL. Raytel's complaint alleges, among other matters, that MICA and MICA FLO breached a joint venture agreement dated December 31, 1986 among (i) Raytel's predecessor, Medical Imaging Partners, L.P., a Delaware limited partnership ("MIP"), (ii) MICA and (iii) Orlando Diagnostic Center, Inc., a Florida corporation, an unrelated third party (the "Joint Venture Agreement"). The Joint Venture Agreement was entered into for purposes of owning and operating a diagnostic medical imaging center in Orlando, Florida. Pursuant to the Joint Venture Agreement, the parties formed a California limited partnership called Orlando Diagnostic Center, L.P. The complaint also asserts claims against MICA, MICA FLO and USDL for intentional interference with economic relations and conspiracy to interfere with economic relations.

         The complaint alleges, among other things, that (i) if any proposal exists under which MICA is to be merged or consolidated with any entity unaffiliated with MICA, the Joint Venture Agreement gives Raytel (as MIP's successor) the right either to purchase MICA's interest in ODC or to require MICA to purchase Raytel's interest in ODC (the "Buyout Rights"), and (ii) the Merger triggers the Buyout Rights. The complaint claims that MICA and MICA FLO have breached the Joint Venture Agreement by refusing to honor Raytel's claimed Buyout Rights under the Joint Venture Agreement, and that USDL has caused MICA and MICA FLO to breach the Joint Venture Agreement by entering into the Merger Agreement.

         The complaint seeks unspecified compensatory damages, punitive damages in an amount of at least $5,000,000, declaratory relief, and injunctive relief enjoining MICA and USDL from consummating the Merger and requiring MICA either to sell its interest in ODC to Raytel for its fair market value or to purchase Raytel's interest in ODC, at Raytel's election. On October 9, 1996, Raytel filed a motion for a preliminary injunction seeking to enjoin the Merger.

         On November 7, 1996, Raytel's request for an order enjoining MICA and USDL from completing the Merger until after Raytel's contractual dispute with MICA is resolved was denied by the Court. In connection with the ruling the Court ordered that both MICA and Raytel maintain the status quo regarding ODC, which was the subject of the parties' contractual dispute. The Court ordered the appointment of a receiver to manage the affairs of ODC until the matter is finally resolved.

         MICA is also a party to certain other litigation arising in the normal course of its business. MICA does not believe the results of such litigation, even if determined adversely to MICA, would have a material effect on its consolidated financial position.

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

                                   MEDICAL IMAGING CENTERS OF AMERICA, INC.

Date:  November 12, 1996                  /s/ Robert S. Muehlberg
                                          --------------------------------------
                                          Robert S. Muehlberg
                                          Chairman of the Board of Directors,
                                          President and Chief Executive Officer

Date:  November 12, 1996                  /s/ Denise L. Sunseri
                                          --------------------------------------
                                          Denise L. Sunseri
                                          Vice President, Chief Financial
                                          Officer and Secretary